Form 10QSB
period 1996-06-30
NORTH BANCSHARES INC
filed 1996-08-08
CIK 912623

==============================================================================

                         U.S. SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                        FORM 10QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to


                                Commission File Number 0-22800



                                     NORTH BANCSHARES, INC.



           (Exact name of small business issuer as specified in its charter)

        Delaware                                        36-3915073
(State or other jurisdiction                            I.R.S. Employer
of Incorporation or organization)                       Identification Number


100 West North Avenue, Chicago, Illinois                60610-1399
(Address of Principal Executive Offices)                (Zip Code)

                                      (312) 664-4320
                     (Registrant's telephone number, including area code)




    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes (X)                 No ( )


    As of July 31, 1996, there were outstanding 1,113,631 shares of the Registrant's Common Stock.

    Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

==============================================================================

                              NORTH BANCSHARES, INC.

                                Table of Contents







Part I - FINANCIAL INFORMATION (UNAUDITED)
           Item 1. Consolidated Financial Statements                        3
                   Notes to Consolidated Financial Statements               6

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            7

Part II - OTHER INFORMATION                                                13
           Item 1. Legal Proceedings                                       13
           Item 4. Submission of matters to a vote of security holders     13
           Item 6. Exhibits and Reports on Form 8K                         14

FORM 10QSB SIGNATURE PAGE                                                  15

Part I. Financial Information
Item 1. Consolidated Financial Statements

                                           NORTH BANCSHARES, INC.
                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                               (IN THOUSANDS)
ASSETS                                       JUNE 30, 1996   DEC 31, 1995
                                              (UNAUDITED)
Cash and due from banks                           $   701       $   607
Interest-bearing deposits                           2,938         2,634
Investment in dollar denominated mutual funds         594         1,127
Federal funds sold                                  2,150         3,925
                                                   ------        ------
   TOTAL CASH AND CASH EQUIVALENTS                  6,383         8,293
                                                   ======        ======
Investment securities available for sale           34,165        27,882
Investment securities held-to-maturity                  -           498
Mortgage-backed securities available for sale           -         6,927
Mortgage-backed securities held-to-maturity         8,284         9,419
Loans receivable, net of allowance for loan
 losses of $208 at June 30, 1996 and $200
 at December 31, 1995                              66,285        56,161
Accrued interest receivable                         1,161           959
Premises and equipment, net                           942           834
Stock in Federal Home Loan Bank of Chicago          1,087           624
Amounts due from brokers for investments sold  1,000             -
Other assets                                          129            71
                                                  -------       -------
   TOTAL ASSETS                                  $119,436      $111,668
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposit accounts                                 $ 75,547       $75,169
Borrowed funds                                     21,750        11,750
Advance payments by borrowers for
 taxes and insurance                                1,254         1,079
Amounts due to broker for investments
 purchased                                              -         1,000
Other liabilities                                   2,371         1,642
                                                  -------       -------
   TOTAL LIABILITIES                              100,922        90,640

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value. 500,000
 shares authorized; none outstanding                   -             -
Common stock, $.01 Par value. 3,500,000
 shares authorized; 1,437,501 shares issued,
 1,113,631 outstanding at June 30, 1996 and
 1,232,478 outstanding at December 31, 1995            14            14
Additional paid-in capital                         13,625        13,629
Retained earnings, substantially restricted        11,031        10,949
Treasury stock at cost (323,870 shares at
 June 30, 1996 and 205,023 shares at
 December 31, 1995)                                (4,445)       (2,599)
Unrealized gain (loss) on securities
 available for sale, net of tax effect               (749)           90
SFAS No. 87 adjustment, net of tax effect            (128)         (128)
Common stock acquired by Employee Stock
   Ownership Plan                                    (722)         (778)
Deferred compensation                                (112)         (149)
                                                  -------       -------
   TOTAL STOCKHOLDERS' EQUITY                      18,514        21,028
                                                  -------       -------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $119,436      $111,668
                                                  =======       =======



       SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                        NORTH BANCSHARES, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)
                                           (IN THOUSANDS)



                                                    THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                         1996        1995           1996        1995

INTEREST INCOME
  Loans receivable                                      $1,248      $1,021         $2,381      $1,998
  Interest-bearing deposits and federal funds sold          66          95            152         157
  Investment securities available for sale                 647         341          1,155         680
  Investment securities held-to-maturity                     -          74              2         125
  Mortgage-backed securities available for sale              -           -             90           -
  Mortgage-backed securities held-to-maturity              133         306            292         555
  Investment in mutual funds                                 -          23              -         137
  Dividends on FHLB of Chicago stock                        16          10             29          18
                                                         -----       -----          -----       -----
TOTAL INTEREST INCOME                                    2,110       1,870          4,101       3,670
                                                         -----       -----          -----       -----
INTEREST EXPENSE
  Deposit accounts                                         855         873          1,686       1,623
  Borrowed funds                                           335         203            595         435
                                                         -----       -----          -----       -----
TOTAL INTEREST EXPENSE                                   1,190       1,076          2,281       2,058
                                                         -----       -----          -----       -----
  NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES     920         794          1,820       1,612

PROVISION FOR LOAN LOSSES                                    -          10              8          24
                                                         -----       -----          -----       -----
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      920         784          1,812       1,588
                                                         -----       -----          -----       -----
NON-INTEREST INCOME
  Gain on sale of investment securities
   and mutual funds available for sale                       9           -              8         167
  Fees and service charges                                  42          28             87          57
  Other                                                      6           4             12           9
                                                         -----       -----          -----       -----
TOTAL NON-INTEREST INCOME                                   57          32            107         233
                                                         -----       -----          -----       -----
NON-INTEREST EXPENSE
  Compensation and benefits                                342         355            677         708
  Occupancy expense                                        103          91            201         196
  Professional fees                                         62          45            103          88
  Data processing                                           32          22             59          48
  Advertising and promotion                                 66          27             97          50
  Federal deposit insurance premium                         52          49            104          97
  Recognition and retention plan                            18          28             37          79
  Other                                                     93          85            156         145
                                                         -----       -----          -----       -----
TOTAL NON-INTEREST EXPENSE                                 768         702          1,434       1,411
                                                         -----       -----          -----       -----
INCOME BEFORE TAXES                                        209         114            485         410

INCOME TAX EXPENSE                                          76           8            165          46
                                                         -----       -----          -----       -----
NET INCOME                                               $ 133       $ 106          $ 320       $ 364
                                                         =====       =====          =====       =====



PRIMARY EARNINGS PER SHARE                                $.12        $.09           $.28        $.30
FULLY DILUTED EARNINGS PER SHARE                          $.12        $.09           $.28        $.30
WEIGHTED AVERAGE SHARES OUTSTANDING                  1,109,206   1,231,891      1,146,736   1,236,007










       SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                NORTH BANCSHARES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
                                                    (IN THOUSANDS)



                                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                                                    1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  320            $  364
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                   38                28
      Provision for loan losses                                        8                24
      Deferred loan fees, net of amortization                        (80)                8
      Amortization of premiums and discounts                          90               (14)
      Amortization of cost of stock benefit plans                     93               136
      Gain on sale of investment securities and mutual
        funds available for sale                                      (8)             (167)
      Federal Home Loan Bank of Chicago stock dividend                 -                (8)
      Changes in assets and liabilities:
        Decrease (increase) in accrued interest receivable          (202)               56
        Decrease (increase) in other assets, net                     257              (145)
        Increase in other liabilities                                729             1,690
                                                                  ------            ------
Net cash provided by operating activities                          1,245             1,972
                                                                  ------            ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of dollar denominated mutual funds                         -            (2,782)
   Purchase of investment securities available for sale          (14,893)          (10,728)
   Purchase of investment securities held-to-maturity                  -            (1,000)
   Proceeds from sales of mortgage-backed securities
     available for sale                                            6,496                 -
   Proceeds from sales of investment securities and mutual
     funds available for sale                                      1,000             8,743
   Maturities of investment securities available for sale          6,500             7,500
   Maturities of investment securities held-to-maturity              500             4,000
   Purchase of mortgage-backed securities                              -            (1,961)
   Loan originations                                             (15,658)           (9,723)
   Loan repayments                                                 5,606             3,016
   Repayments of mortgage-backed securities                        1,420             1,104
   Purchase of Federal Home Loan Bank of Chicago Stock              (463)             (113)
   Purchase of premises and equipment                               (146)              (30)
   Decrease in payable to brokers                                 (1,000)                -
   Increase in receivables from brokers                           (1,000)                -
                                                                  ------            ------
Net cash used in investing activities                            (11,638)           (1,974)
                                                                  ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposit accounts                                      378             3,543
   Increase in advance payments by borrowers for
     taxes and insurance                                             175                58
   Increase (decrease) in borrowings                              10,000            (2,976)
   Purchase of treasury stock                                     (1,846)             (828)
   Exercise of stock options                                          14                 -
   Dividends paid                                                   (238)             (324)
                                                                  ------            ------
Net cash provided by (used in) financing activities               (8,483)             (527)
                                                                  ------            ------

Net decrease in cash and cash equivalents                         (1,910)             (529)

Cash and cash equivalents at beginning of period                   8,293             6,385
                                                                  ------            ------
Cash and cash equivalents at end of period                       $ 6,383           $ 5,856
                                                                  ======            ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments during the period for:
     Interest                                                      1,500             1,029
     Income taxes                                                     35               110






      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                    NORTH BANCSHARES, INC.
                      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-B Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the audited and unaudited consolidated financial statements contain all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial condition as of December 31, 1995 and June 30, 1996 and results of operations for the three-month period ended June 30, 1996 and June 30, 1995 and the six-month period ended June 30, 1996 and June 30, 1995, but are not necessarily indicative of the results which may be expected for the entire year.

(2)  Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of North Bancshares, Inc. (the "Company"), and its wholly-owned subsidiary North Federal Savings Bank (the "Bank"), and its subsidiary North Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)  Earnings Per Share

     Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding for the three months ended June 30, 1996 and June 30, 1995 and for the six months ended June 30, 1996 and June 30, 1995. Stock options are treated as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Shares purchased by the Employee Stock Ownership Plan in the conversion but not allocated to participants have been excluded from the primary and fully diluted earnings per share calculation. Common stock equivalents are computed using the treasury stock method and committed ESOP shares are computed using the released shares outstanding method.

(4) Stock Repurchase Program

     On July 25, 1996, the Company announced its sixth stock repurchase program of 5% or 55,681 of its outstanding shares. The shares will be repurchased in open market transactions or in unsolicited privately negotiated transactions. As of July 31, 1996, no shares had been repurchased. Management believes that stock repurchase programs provide enhanced value to both the Stockholders and the Company.

(5) Reclassifications

     Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

(6) Commitments and Contingencies

     At June 30, 1996 the Bank had outstanding commitments to originate mortgage loans in the amount of $1.2 million.

     As a credit enhancement, the Bank has guaranteed the repayment of $1.0 million of a $17.0 million municipal revenue bond secured by a first mortgage loan on a 216 unit apartment building project in Arlington Heights, Illinois, which includes retail space on the ground floor of the building. At June 30, 1996 the Bank has pledged mortgage backed securities issued by FHLMC with an amortized cost of $1.4 million. Although the project has maintained a 90% to 95% occupancy rate, the above market interest costs of the bonds are barely met by the cash flows of the project. During the quarter ended June 30, 1996, the Bank began to provide for specific reserves for this project, and has recorded $20,000 as of June 30, 1996 in other expense. Management is currently reviewing a number of financial options recommended by the lead lender in the project.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a Delaware corporation which was organized in 1993 by the Bank for the purpose of becoming a savings and loan holding company. The Company owns all of the outstanding stock of the Bank issued on December 21, 1993, in connection with the completion of its conversion from the mutual to the stock form of organization. The Company issued 1,388,625 shares of common stock at $10.00 per share with an additional 48,876 shares of common stock issued from authorized and unissued shares as part of a Management Recognition and Retention Plan.

     The primary business of the Company is that of a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public, borrows funds or enters into reverse repurchase agreements and uses such funds to originate or acquire one-to-four family residential mortgages, loans secured by small apartment buildings or mixed-use properties. To a lesser extent, the Company originates consumer loans in its primary market area. The Company also invests in mortgage-backed securities, U. S. Government and agency securities, investment grade securities, common stocks of other financial institutions and money market accounts.

     The Company's consolidated results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest paid on deposits and other borrowings, and to a lesser degree on non-interest income and non-interest expense. The Company's operating expenses consist principally of employee compensation and benefits, occupancy expenses, federal insurance premiums and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

    The Company's net loans receivable increased $10.1 million or 18.0% from $56.2 million at December 31, 1995 to $66.3 million at June 30, 1996. The Bank continues to develop relationships with mortgage brokers and focus its marketing efforts on both owner occupied and non-owner occupied one-to-four unit dwellings and small apartment buildings. In order to more effectively compete for loan originations in its market area, the Company offers low down payment mortgages to homebuyers accompanied with appropriate mortgage insurance. The Bank has a First Time Homebuyer Program for purchases within its delineated community, acquires loans from mortgage brokers or purchases loans from other financial institutions. For the six months ended June 30, 1996 the Bank originated $15.7 million in mortgage, consumer and commercial loans of which $6.5 million or 41.4% are adjustable rate or balloon type mortgages. Approximately 57% of total originations are located within the Bank's CRA delineated communities. Of the $15.7 million in loans originated during the six months ended June 30, 1996, $8.8 million were for the purchase of properties and $6.9 million were refinancings. $659,000 of the refinancings were from the Bank's existing portfolio.

     The Company continues to believe that maintaining loan delinquencies at the lowest possible levels is imperative to achieving adequate profitability, and will continue its policy of underwriting loans that it originates and acquires in what it believes is a conservative and consistent manner. At June 30, 1996 there were no loans delinquent 90 days or more compared with $24,000 as of December 31, 1995. The allowance for loan losses at June 30, 1996 was $208,000 as compared with $200,000 at December 31, 1995.

FORWARD-LOOKING STATEMENTS

     When used in this Form 10QSB, and in future filings with the SEC, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, sales and maturities of other investment securities, borrowings from the Federal Home Loan Bank of Chicago and reverse repurchase agreements. The Company uses its liquid resources to fund loan commitments, to meet operating expenses, to purchase investment securities and to fund deposit withdrawals. Management believes that these sources of funds will be adequate to meet the liquidity needs of the Company for the balance of the fiscal year.

     The OTS requires minimum levels of liquid assets. OTS regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 5% of the sum of its average daily balance of net withdrawable accounts and borrowings payable in one year or less. At June 30, 1996 the Bank's liquidity ratio was 15.2%, compared with 24.1% at December 31, 1995. In addition, the Bank is required to maintain short term liquid assets equal to at least 1.0% of the average sum of net withdrawable deposits and other borrowings. The Bank's short term liquidity ratio was 7.7% at June 30, 1996 compared with 12.1% at December 31, 1995. These levels are expected to continue to decline as new loan originations replace short and medium term investments.

     The primary investing activities of the Company are lending on single family and small multi-family residential properties, purchases of mortgage-backed securities and the purchase of U.S. government agency securities and bankers acceptances. The Company's loan origination marketing efforts and mortgage broker relationships have maintained adequate loan demand. Management believes that adequate liquidity will be available to fund any increased loan demand. The Company does not have the same regulatory restrictions on investments as the Bank and makes investments in equity securities of financial service firms.

     During the quarter ended June 30, 1996, the Company originated $10.7 million in mortgage and consumer loans and purchased $5.9 million of United States Treasury and other government agency securities and money market accounts. Also during the quarter ended June 30, 1996, $1.0 million of investment securities were sold, the Company entered into a $5.0 million leverage securities transaction using FHLB advances, experienced a $592,000 net savings deposit inflow and repurchased 58,612 shares of its common stock at an average price of $16.06 per share for a total cost of $942,000.

     Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a percentage of
risk-adjusted assets.   At June 30, 1996, the Bank exceeded its regulatory
capital standards. At such date, the Bank's tangible capital, core capital and risk-based capital of $17.2 million, $17.2 million and $17.4 million, respectively, exceeded the applicable minimum requirements by $15.4 million or 13.0%, $13.6 million or 11.5% and $14.0 million or 33.0%, respectively.


CHANGES IN FINANCIAL CONDITION

     Total assets increased $7.7 million or 6.9% from $111.7 million at December 31, 1995 to $119.4 million at June 30, 1996. The increase was primarily attributable to a $15.9 million increase in net loans receivable and investment securities partially offset by a $8.1 million decrease in mortgage-backed securities and a $1.9 million decrease in cash and cash equivalents.

     Net loans receivable increased $10.1 million or 18.0% from $56.2 million at December 31, 1995 to $66.3 million at June 30, 1996. The Company originated $10.7 million in mortgage and consumer loans during the three months ended June 30, 1996 and a total of $15.7 million for the six months ended June 30, 1996. Repayments of loans during the three months ended June 30, 1996 amounted to $2.6 million and a total of $5.6 million for the six months ended June 30, 1996. The increase was funded primarily from the sale of $6.5 million of mortgage-backed securities, that were classified available for sale and repayments of mortgage-backed securities.

     Investment securities increased $5.8 million or 20.4% from $28.4 million at December 31, 1995 to $34.2 million at June 30, 1996. The increase was attributable to $14.9 million in purchases of investment securities offset by $8.0 million in maturities and sales of investment securities.

     Deposit accounts increased $378,000 or .50% from $75.2 million at December 31, 1995 to $75.5 million at June 30, 1996. The increase was attributable to the introduction of a "Free Checking" product, the modification of the terms of a small business checking account product and the recent closing of two competitor bank's branch offices in the area. The number of new checking accounts has increased by 21% since December 31, 1995. The Company expects to continue to add to the number of checking accounts during the next quarter but intense competition in the marketplace for these lower cost liabilities and certificates of deposit will continue.

     Borrowed funds increased by $10.0 million or 84.7% from $11.8 million at December 3,1 1995 to $21.8 million at June 30, 1996. The increase is attributable to $10.0 million in leveraged securities transaction conducted during the first six months of 1996 using FHLB advances.

     Stockholders' Equity totalled $18.5 million or 15.5% of total assets at June 30, 1996. Retained earnings increased by $82,000 from $10.9 million at December 31, 1995 to $11.0 million at June 30, 1996 as a result of $320,000 in net earnings for the six months ended June 30, 1996, partially offset by $238,000 in dividend payments. A total of $749,000 in unrealized losses, net of related tax effect on securities available for sale at June 30, 1996 have been recorded as a component of Stockholders' Equity, a result of short and long term interest rates increasing during the first six months of 1996. The securities that have unrealized losses are short to intermediate term securities that will not produce a loss unless sold prior to maturity. Treasury stock increased by $1.8 million or 69.2% from $2.6 million at December 31, 1995 to $4.4 million at June 30, 1996 due to additional stock repurchases, partially offset by the exercise of stock options.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     GENERAL. Net income increased $27,000 or 25.5% from $106,000 for the three months ended June 30, 1995 to $133,000 for the three months ended June 30, 1996. Earnings per primary share increased $.03 from $.09 per share for the three months ended June 30, 1995 to $.12 for the three months ended June 30, 1996. The increase in per share earnings was attributable to the increase in net income for the period and a decrease in the weighted average number of shares outstanding during the three months ended June 30, 1996.

     INTEREST INCOME. Interest income increased $240,000 or 12.6% from $1.9 million for the three months ended June 30, 1995 to $2.1 million for the three months ended June 30, 1996. The increase was primarily attributable to a $459,000 million increase in interest on loans receivable and investment securities, partially offset by a $173,000 decrease in interest on mortgage-backed securities. In addition, there was an increase in the annualized yield on average interest-earning assets from 7.11% for the three months ended June 30, 1995 to 7.40% for the three months ended June 30, 1996. Management believes the Company will continue to experience modest increases in interest income during 1996 compared with 1995 as a result of the reallocation of lower yielding investments into mortgage, consumer and commercial loans.

     INTEREST EXPENSE. Interest expense increased $114,000 or 10.4% from $1.1 million for the three months ended June 30, 1995 to $1.2 million for the three months ended June 30, 1996. The increase was primarily attributable to a $132,000 increase in interest on borrowed funds from $203,000 for the three months ended June 30,1995 to $335,000 for the three months ended June 30, 1996 partially offset by a $18,000 decrease in interest on deposit accounts. The increase in interest on borrowed funds is a result of $10.0 million in leveraged securities transactions conducted during the first six months of 1996. The decrease in interest on deposit accounts can be attributed to a decrease in the annualized average cost of interest-bearing liabilities from 5.13% for the three months ended June 30, 1995 to 5.04% for the three months ended June 30, 1996. The decrease in the annualized average cost of interest-bearing liabilities is the result of longer term, higher rate certificates of deposit maturing and renewing at lower rates and, to a lesser degree a shift in the deposit mix to lower cost checking and money market accounts.

     PROVISION FOR LOAN LOSSES. The Company did not add to its allowance for loan losses for the three months ended June 30, 1996 compared with $10,000 for the three months ended June 30, 1995. The allowance for loan losses to total loans receivable amounted to .31% at June 30, 1996, however there were no loans delinquent 90 days or more at June 30, 1996. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance of the Company's loan portfolio, the economy, changes in real estate values, interest rates, and the view of the regulatory authorities toward reserve levels and inflation.

     NON-INTEREST INCOME. Non-interest income increased by $25,000 or 78.1% from $32,000 for the three months ended June 30, 1995 to $57,000 for the three months ended June 30, 1996. The increase was primarily attributable to a $14,000 increase in service fees and charges related to an increase in the total number of checking accounts and interchange fees from foreign ATM transactions and MasterCard Master Money transactions and, to a lesser extent rentals of new safe deposit boxes.

     NON-INTEREST EXPENSE. Non-interest expense increased by $66,000 or 9.4% from $702,000 for the three months ended June 30, 1995 to $768,000 for the three months ended June 30, 1996. The increase was primarily attributable to a $39,000 increase in advertising and promotion expense associated with the Bank's 110th Anniversary celebration and the introduction of a "Free Checking" account product and, a $20,000 reserve charged to other expense for the Credit enhancement. In addition, there was a $17,000 increase in professional fees related to the Company's annual meeting and shareholder issues.

     INCOME TAX EXPENSE. The allocation for federal and state income taxes increased by $68,000 from $8,000 for the three months ended June 30, 1995 to $76,000 for the three months ended June 30, 1996 for an effective tax rate of 36.4%. The increase was primarily attributable to the utilization of capital losses applied against $167,000 in capital gains on the sales of mutual funds recognized during 1995 and the non-taxable interest received from U.S. Government securities for state income tax purposes.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     GENERAL. Net income decreased by $44,000 or 12.1% from $364,000 for the six months ended June 30, 1995 to $320,000 for the six months ended June 30, 1996. Earnings per primary share decreased $.02 from $.30 for the six months ended June 30, 1995 to $.28 for the six months ended June 30, 1996. The decrease was primarily attributable to a $159,000 decrease in gains on the sales of investment securities and the related tax effect. Without securities gains, net income increased $115,000 or 58.4% from $197,000 for the six months ended June 30, 1995 to $312,000 for the six months ended June 30, 1996.

     INTEREST INCOME. Interest income increased $431,000 or 11.7% from $3.7 million for the six months ended June 30, 1995 to $4.1 million for the six months ended June 30, 1996. The increase was primarily attributable to a $735,000 increase in interest on loans receivable and investment securities, offset by a $304,000 decrease in interest on mortgage-backed securities and other interest-earning assets. In addition, there was an increase in the annualized yield on average interest-earning assets from 6.97% for the six months ended June 30, 1995 to 7.34% for the six months ended June 30, 1996. Management believes the Company will continue to experience modest increases in interest income during 1996 compared with 1995 as a result of the reallocation of lower yielding investments into mortgage, consumer and commercial loans.

     INTEREST EXPENSE. Interest expense increased by $223,000 or 10.6% from $2.1 million for the six months ended June 30, 1995 to $2.3 million for the six months ended June 30, 1996. The increase was primarily attributable to a $8.2 million or 9.8% increase in average interest-bearing liabilities from $83.5 million for the six months ended June 30, 1995 to $91.7 million for the six months ended June 30, 1996. This increase is attributable to an additional $10.0 million in FHLB advances borrowed during the six months ended June 30, 1996. In addition, the average cost of interest-bearing liabilities increased from 4.93% for the six months ended June 30, 1995 to 4.97% for the six months ended June 30, 1996.

     PROVISION FOR LOAN LOSSES. The Company added $8,000 to its allowance for loan losses for the six months ended June 30, 1996 compared with $24,000 for the six months ended June 30, 1995. The additional $8,000 is primarily attributable to the increase in the Company's loans receivable. The allowance for loan losses to total loan receivable amounted to .31% at June 30, 1996, however there were no loans 90 days or more delinquent as of June 30, 1996. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance of the Company's loan portfolio, the economy, changes in real estate values, interest rates, and the view of the regulatory authorities toward reserve levels and inflation.

     NON-INTEREST INCOME. Non-interest income decreased by $126,000 or 54.1% from $233,000 for the six months ended June 30, 1995 to $107,000 for the six months ended June 30, 1996. The decrease was primarily attributable to a $159,000 decrease in gains on the sale of investment securities and mutual funds, partially offset by a $30,000 increase in fees and service charges related to an increase in the total number of checking accounts and interchange fees resulting from foreign ATM transactions and MasterCard Master Money transactions.

     NON-INTEREST EXPENSE. Non-interest expense increased by $23,000 or 1.6% and totaled $1.4 million for the six months ended June 30, 1995 and June 30, 1996. The increase is primarily attributable to increased advertising and promotional expenses related to the Bank's 110th Anniversary promotion.

     INCOME TAX EXPENSE. The allocation for federal and state income taxes increased by $119,000 from $46,000 for the six months ended June 30, 1995 to $165,000 for the six months ended June 30, 1996 for an effective tax rate of 34.0%. The increase was primarily attributable to the utilization of capital losses applied against $167,000 in capital gains recognized on the sales of mutual funds and the receipt of interest from U.S. Government securities, non-taxable for state income tax purposes, both of which occurred during the six months ended June 30, 1995.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND OTHER REGULATORY ISSUES

     On May 12, 1995, the FASB issued a Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights (MSRs) (an amendment to Statement No. 65)." SFAS 122 provides for capitalization of MSRs when mortgage loans are either originated or purchased and the underlying loan is sold or securitized with the MSR retained. The statement will apply to servicing rights resulting from mortgage loans only and is effective for the Company as of January 1, 1996. The Bank is currently not originating mortgage loans for sale and therefore the adoption of SFAS 122 did not impact the Company during the first two quarters of 1996.

     During 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used, and assets of which are to be disposed. The Statement is effective for financial statements issued for fiscal years beginning after December 31, 1995, and is not anticipated to have a significant impact on the financial results of the Company.

     During 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" which provides new accounting guidelines over the treatment of employee stock options. The Statement gives entities a choice of either adopting a new fair value method of accounting for employee stock options and expensing any related compensation costs in the income statement, or continuing to apply Accounting Principles Board Opinion No. 25 and provide proforma disclosure of the effect of the fair value method within the financial statements. The Statement is effective for financial statements beginning after December 15, 1995. The Company currently intends to adopt the disclosure method of the Statement.

RECAPITALIZATION OF FDIC

    Pending legislation to recapitalize the Federal Deposit Insurance Corporation (FDIC) Savings Association Insurance Fund (SAIF) contemplates a special assessment of approximately 80 to 90 basis points on SAIF insured deposits at March 31, 1995. This special assessment would amount to approximately $590,000 to $665,000, based on the Bank's level of deposits at March 31, 1995. Management believes the strong capital position of the Bank will be minimally affected by this one time charge and a reduction in the annual FDIC premium assessment from $.23 to $.04 per $100 of deposits will produce an improved earnings picture in the future. In addition, other pending legislation includes a requirement that federally chartered thrifts convert to national banks or state chartered institutions. Management cannot predict or determine the ultimate form of any legislation or the impact such final legislation would have on the Company and its operations.


PART II - OTHER INFORMATION

          Item 1. Legal Proceedings

          There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

          Item 4. Submission of Matters to a Vote of Security Holders

          On April 24, 1996 the annual meeting of stockholders was held. At the meeting, Robert H. Rusher, Elmer L. Hass and Michael J. Perri were elected to serve as directors with terms expiring in 1999. Continuing on as directors were Paul E. Rose and James L. Ferstel whose terms will expire in 1997 and Mary Ann Hass and Joseph A. Graber whose terms will expire in 1998. The Stockholders also ratified the appointment of KPMG Peat Marwick LLP as the Company's auditors for the fiscal year ending December 31, 1996.

          The voting on each item presented at the annual meeting was a follows:

          Election of Directors       For        Withheld
          Robert H. Rusher         965,661        41,347
          Elmer L. Hass            965,661        41,347
          Michael J. Perri         965,861        41,147

          Ratification of the
          appointment of KPMG
          Peat Marwick LLP as the
          Company's auditors for         For     Against    Abstain
          the fiscal year ending
          December 31, 1996            961,760    34,422      5,880

          There were 6,946 broker non-votes recorded.

          Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits
              EX-27 Financial Data Schedule

          (b) 1. Form 8-K dated April 16, 1996, Registrant issued press release dated April 16, 1996.
              2. Form 8-K dated June 3, 1996, Registrant issued press release dated June 3, 1996.

                                  SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              NORTH BANCSHARES,INC.
                                                  (Registrant)



Date August 8, 1996                            /S/ Mary Ann Hass
                                               Mary Ann Hass
                                               Chairman and
                                               Chief Executive Officer


Date August 8, 1996                            /S/ Martin W. Trofimuk
                                               Martin W. Trofimuk
                                               Vice President and
                                               Treasurer