Form 10QSB
period 1996-09-30
NORTH BANCSHARES INC
filed 1996-11-08
CIK 912623

==============================================================================

                         U.S. SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                        FORM 10QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996


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

                         Yes (X)                 No ( )


    As of October 31, 1996, there were outstanding 1,066,631 shares of the Registrant's Common Stock.

    Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

==============================================================================

                              NORTH BANCSHARES, INC.

                                Table of Contents







Part I - FINANCIAL INFORMATION
           Item 1. Consolidated Financial Statements                        3
                   Notes to Consolidated Financial Statements               6

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            7

Part II - OTHER INFORMATION                                                14
           Item 1. Legal Proceedings                                       14
           Item 6. Exhibits and Reports on Form 8K                         14

FORM 10QSB SIGNATURE PAGE                                                  16

Part I. Financial Information
Item 1. Consolidated Financial Statements

                                           NORTH BANCSHARES, INC.
                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                               (IN THOUSANDS)
ASSETS                                       SEPT 30, 1996   DEC 31, 1995
                                              (UNAUDITED)
Cash and due from banks                           $   763       $   607
Interest-bearing deposits                           2,084         2,634
Investment in dollar denominated mutual funds         554         1,127
Federal funds sold                                    975         3,925
                                                   ------        ------
   TOTAL CASH AND CASH EQUIVALENTS                  4,376         8,293
                                                   ======        ======
Investment securities available for sale           31,243        27,882
Investment securities held-to-maturity                  -           498
Mortgage-backed securities available for sale           -         6,927
Mortgage-backed securities held-to-maturity         7,908         9,419
Loans receivable, net of allowance for loan
 losses of $208 at September 30, 1996 and
 $200 at December 31, 1995                         69,994        56,161
Accrued interest receivable                         1,255           959
Premises and equipment, net                           939           834
Stock in Federal Home Loan Bank of Chicago          1,087           624
Other assets                                           79            71
                                                  -------       -------
   TOTAL ASSETS                                  $116,881      $111,668
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposit accounts                                 $ 72,457       $75,169
Borrowed funds                                     23,748        11,750
Advance payments by borrowers for
 taxes and insurance                                  585         1,079
Amounts due to broker for investments
 purchased                                              -         1,000
Other liabilities                                   2,405         1,642
                                                  -------       -------
   TOTAL LIABILITIES                               99,195        90,640

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value. 500,000
 shares authorized; none outstanding                   -             -
Common stock, $.01 Par value. 3,500,000
 shares authorized; 1,437,501 shares issued,
 1,072,131 outstanding at September 30, 1996 and
 1,232,478 outstanding at December 31, 1995            14            14
Additional paid-in capital                         13,625        13,629
Retained earnings, substantially restricted        10,583        10,949
Treasury stock at cost (365,370 shares at
 September 30, 1996 and 205,023 shares at
 December 31, 1995)                                (5,110)       (2,599)
Unrealized gain (loss) on securities
 available for sale, net of tax effect               (781)           90
SFAS No. 87 adjustment, net of tax effect            (128)         (128)
Common stock acquired by Employee Stock
   Ownership Plan                                    (694)         (778)
Deferred compensation                                 (93)         (149)
                                                  -------       -------
   TOTAL STOCKHOLDERS' EQUITY                      17,686        21,028
                                                  -------       -------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $116,881      $111,668
                                                  =======       =======



       SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                     NORTH BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)
                                        (IN THOUSANDS)



                                                    THREE MONTHS ENDED SEPT 30,  NINE MONTHS ENDED SEPT 30,
                                                         1996        1995           1996        1995

INTEREST INCOME
  Loans receivable                                      $1,348      $1,068         $3,729      $3,066
  Interest-bearing deposits and federal funds sold          94          77            246         234
  Investment securities available for sale                 593         416          1,748       1,096
  Investment securities held-to-maturity                     -           6              2         131
  Mortgage-backed securities available for sale              -           -             90           -
  Mortgage-backed securities held-to-maturity              148         312            440         867
  Investment in mutual funds                                 -          21              -         158
  Dividends on FHLB of Chicago stock                        18          10             47          28
                                                         -----       -----          -----       -----
TOTAL INTEREST INCOME                                    2,201       1,910          6,302       5,580
                                                         -----       -----          -----       -----
INTEREST EXPENSE
  Deposit accounts                                         817         846          2,503       2,469
  Borrowed funds                                           377         193            972         628
                                                         -----       -----          -----       -----
TOTAL INTEREST EXPENSE                                   1,194       1,039          3,475       3,097
                                                         -----       -----          -----       -----
  NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES   1,007         871          2,827       2,483

PROVISION FOR LOAN LOSSES                                    -           9              8          33
                                                         -----       -----          -----       -----
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    1,007         862          2,819       2,450
                                                         -----       -----          -----       -----
NON-INTEREST INCOME
  Gain on sale of investment securities
   and mutual funds available for sale                      (1)         71              7         238
  Fees and service charges                                  46          32            133          89
  Other                                                     18          10             30          19
                                                         -----       -----          -----       -----
TOTAL NON-INTEREST INCOME                                   63         113            170         346
                                                         -----       -----          -----       -----
NON-INTEREST EXPENSE
  Compensation and benefits                                362         329          1,039       1,037
  Occupancy expense                                        106          96            307         292
  Professional fees                                         22          37            125         125
  Data processing                                           31          23             90          71
  Advertising and promotion                                 26          26            123          76
  Federal deposit insurance premium                        538          50            642         147
  Recognition and retention plan                            19          18             56          97
  Other                                                    102          65            258         210
                                                         -----       -----          -----       -----
TOTAL NON-INTEREST EXPENSE                               1,206         644          2,640       2,055
                                                         -----       -----          -----       -----
INCOME BEFORE TAXES                                       (136)        331            349         741

INCOME TAX EXPENSE                                         (68)        133             97         179
                                                         -----       -----          -----       -----
NET INCOME                                               $ (68)      $ 198          $ 252       $ 562
                                                         =====       =====          =====       =====



PRIMARY EARNINGS PER SHARE                               $(.06)       $.16           $.22        $.46
FULLY DILUTED EARNINGS PER SHARE                         $(.06)       $.16           $.22        $.46
WEIGHTED AVERAGE SHARES OUTSTANDING                  1,065,277   1,215,610      1,119,323   1,229,255










        SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                NORTH BANCSHARES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
                                                    (IN THOUSANDS)



                                                             FOR THE NINE MONTHS ENDED SEPT 30,
                                                                    1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  252            $  562
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                   51                41
      Provision for loan losses                                        8                33
      Deferred loan fees, net of amortization                        (89)               33
      Amortization of premiums and discounts                         139               (16)
      Amortization of cost of stock benefit plans                    140               182
      Gain on sale of investment securities and mutual
        funds available for sale                                      (7)             (238)
      Federal Home Loan Bank of Chicago stock dividend                 -                (8)
      Changes in assets and liabilities:
        Increase in accrued interest receivable                     (296)               85
        Increase in other assets                                      (8)               (34)
        Increase in other liabilities, net                         1,331             1,034
                                                                  ------            ------
Net cash provided by operating activities                          1,521             1,494
                                                                  ------            ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of dollar denominated mutual funds                         -            (3,949)
   Purchase of investment securities available for sale          (14,893)          (15,630)
   Purchase of investment securities held-to-maturity                  -            (1,000)
   Proceeds from sales of mortgage-backed securities
     available for sale                                            6,496                 -
   Proceeds from sales of investment securities and mutual
     funds available for sale                                      3,500            11,131
   Maturities of investment securities available for sale          6,600            11,500
   Maturities of investment securities held-to-maturity              500             4,000
   Purchase of mortgage-backed securities                              -            (1,961)
   Loan originations                                             (21,681)          (13,544)
   Loan repayments                                                 7,929             4,855
   Repayments of mortgage-backed securities                        1,797             2,055
   Purchase of Federal Home Loan Bank of Chicago Stock              (463)             (113)
   Purchase of premises and equipment                               (156)              (89)
   Decrease in payable to brokers                                 (1,000)                -
                                                                  ------            ------
Net cash (used in) investing activities                          (11,371)             (745)
                                                                  ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in deposit accounts                        (2,712)            2,979
   Increase (decrease) in advance payments by borrowers for
     taxes and insurance                                            (494)              468
   Increase (decrease) in borrowings                              11,998            (2,976)
   Purchase of treasury stock                                     (2,525)           (1,283)
   Exercise of stock options                                          14                 -
   Dividends paid                                                   (348)             (324)
                                                                  ------            ------
Net cash provided by (used in) financing activities               (5,933)           (1,136)
                                                                  ------            ------

Net decrease in cash and cash equivalents                         (3,917)             (387)

Cash and cash equivalents at beginning of period                   8,293             6,385
                                                                  ------            ------
Cash and cash equivalents at end of period                       $ 4,376           $ 5,998
                                                                  ======            ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments during the period for:
     Interest                                                      2,805             2,192
     Income taxes                                                     82               110






       SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 NORTH BANCSHARES, INC.
                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the consolidated financial statements contain all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial condition as of December 31, 1995 and September 30, 1996 and results of operations for the three-month period ended September 30, 1996 and September 30, 1995 and the nine-month period ended September 30, 1996 and September 30, 1995, but are not necessarily indicative of the results which may be expected for the entire year.

(2)  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of North Bancshares, Inc. (the "Company"), and its wholly-owned subsidiary North Federal Savings Bank (the "Bank"), and its subsidiary North Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)  Earnings Per Share

     Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding for the three months ended September 30, 1996 and September 30, 1995 and for the nine months ended September 30, 1996 and September 30, 1995. Stock options are treated as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Shares purchased by the Employee Stock Ownership Plan in the conversion but not allocated to participants have been excluded from the primary and fully diluted earnings per share calculation. Common stock equivalents are computed using the treasury stock method and committed ESOP shares are computed using the released shares outstanding method.

   (4) Stock Repurchase Program

     On July 25, 1996, the Company announced its sixth stock repurchase program of 5% or 55,681 of its outstanding shares. The shares will be repurchased in open market transactions or in unsolicited privately negotiated transactions. As of September 30, 1996, 41,500 shares had been repurchased at an average cost of $16.05 per share. Management believes that stock repurchase programs provide enhanced value to both the Stockholders and the Company.

(5) Reclassifications

     Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

(6) Commitments and Contingencies

     At September 30, 1996 the Bank had outstanding commitments to originate mortgage loans in the amount of $1.1 million.

     As a credit enhancement, the Bank has guaranteed the repayment of $1.0 million of a $17.0 million municipal revenue bond secured by a first mortgage loan on a 216 unit apartment building project in Arlington Heights, Illinois, which includes retail space on the ground floor of the building. Currently the Bank has pledged United States Treasury and agency securities with an amortized cost of $1.2 million. Although the project has maintained a 90% to 95% occupancy rate, the above market interest costs on the bonds are barely met by the cash flows of the project. During the quarter ended September 30, 1996, the Bank provided specific reserves of $29,000 for this project, and has recorded $49,000 as of September 30, 1996 in other expense. Management is currently reviewing a number of financial options recommended by the lead lender in the project.

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

     The primary business of the Company is that of a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public, borrows funds or enters into reverse repurchase agreements and uses such funds to originate or acquire one- to-four family residential mortgages and loans secured by small apartment buildings or mixed-use properties. To a lesser extent, the Company originates consumer loans in its primary market area. The Company also invests in mortgage-backed securities,
U. S. Government and agency securities, investment grade securities, common stocks of other financial institutions and money market accounts.

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

    The Company's net loans receivable increased $13.8 million or 24.6% from $56.2 million at December 31, 1995 to $70.0 million at September 30, 1996.
The Bank continues to develop relationships with mortgage brokers and focus its marketing efforts on both owner occupied and non-owner occupied one-to-four unit dwellings and small apartment buildings. In order to more effectively compete for loan originations in its market area, the Company offers low down payment mortgages to homebuyers accompanied with appropriate mortgage insurance. The Bank has a First Time Homebuyer Program for purchases within its delineated community, acquires loans from mortgage brokers, participates with other lenders in large commercial property loans or purchases loans from other financial institutions. For the nine months ended September 30, 1996 the Bank originated $21.7 million in mortgage, consumer and commercial loans of which $9.5 million or 43.8% are adjustable rate or balloon type mortgages. Approximately 55% of total originations in 1996 are located within the Bank's CRA assessment areas. Of the $21.7 million in loans originated during the nine months ended September 30, 1996, $14.4 million were for the purchase of properties and $7.3 million were refinancings. $729,000 of the refinancings were from the Bank's existing portfolio.

     The Company continues to believe that maintaining loan delinquencies at the lowest possible levels is imperative to achieving adequate profitability, and will continue its policy of underwriting loans that it originates and acquires in what it believes is a conservative and consistent manner. At September 30, 1996 there were no loans delinquent 90 days or more compared with $24,000 as of December 31, 1995. The allowance for loan losses at September 30, 1996 was $208,000 as compared with $200,000 at December 31, 1995. In addition, $49,000 has been recorded as a specific reserve for the Credit Enhancement.

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-QSB, and in future filings by the Company with the SEC, in the company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

     The OTS requires minimum levels of liquid assets. OTS regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 5% of the sum of its average daily balance of net withdrawable accounts and borrowings payable in one year or less. At September 30, 1996 the Bank's liquidity ratio was 10.4%, compared with 24.1% at December 31, 1995. In addition, the Bank is required to maintain short term liquid assets equal to at least 1.0% of the average sum of net withdrawable deposits and other borrowings. The Bank's short term liquidity ratio was 4.1% at September 30, 1996 compared with 12.1% at December 31, 1995. These levels should remain stable as longer term securities are sold and other borrowings are used to fund new loan originations.

     The primary investing activities of the Company are lending on single family and small multi-family residential properties, purchases of mortgage-backed securities and the purchase of U.S. government agency securities and bankers acceptances. The Company's loan origination marketing efforts, mortgage broker relationships and participating interests with other financial institutions have maintained adequate loan demand. Management believes that adequate liquidity will be available to fund this demand. The Company does not have the same regulatory restrictions on investments as the Bank and makes investments in equity securities of financial service firms.

     During the quarter ended September 30, 1996, the Company originated $6.0 million in mortgage and consumer loans. Also during the quarter ended September 30, 1996, $2.6 million of investment securities were sold or matured. The Company experienced a $2.7 million net savings deposit outflow and repurchased 41,500 shares of its common stock at an average price of $16.05 per share for a total cost of $666,000.

     Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a percentage of
risk-adjusted assets.   At September 30, 1996, the Bank exceeded its
regulatory capital standards. At such date, the Bank's tangible capital, core capital and risk-based capital of $17.0 million, $17.0 million and $17.2 million, respectively, exceeded the applicable minimum requirements by $15.2 million or 13.0%, $13.5 million or 11.5% and $13.8 million or 32.1%, respectively.


CHANGES IN FINANCIAL CONDITION

     Total assets increased $5.2 million or 4.7% from $111.7 million at December 31, 1995 to $116.9 million at September 30, 1996. The increase was primarily attributable to a $17.2 million increase in net loans receivable and investment securities partially offset by a $8.4 million decrease in mortgage-backed securities and a $3.9 million decrease in cash and cash equivalents.

     Net loans receivable increased $13.8 million or 24.6% from $56.2 million at December 31, 1995 to $70.0 million at September 30, 1996. The Company originated $6.0 million in mortgage and consumer loans during the three months ended September 30, 1996 and a total of $21.7 million for the nine months ended September 30, 1996. Repayments of loans during the three months ended September 30, 1996 amounted to $2.3 million and a total of $7.9 million for the nine months ended September 30, 1996. The increase was funded primarily from the sale and repayment of $8.3 million of mortgage-backed securities and the sales and maturities of investment securities.

     Investment securities increased $2.8 million or 9.9% from $28.4 million at December 31, 1995 to $31.2 million at September 30, 1996. The increase was primarily attributable to $14.9 million in purchases of investment securities offset by $10.6 million in maturities and sales of investment securities.

     Deposit accounts decreased $2.7 million or 3.6% from $75.2 million at December 31, 1995 to $72.5 million at September 30, 1996. The decrease was attributable to the maturity and withdrawal of $2.6 million of $5.5 million in 18 month Anniversary Certificates that were paid a bonus rate of interest when issued and $1.4 million in other certificates and passbook accounts, partially offset by a $1.4 million increase in checking accounts. The total number of checking accounts has increased by 30.8% since December 31, 1995. The Company expects to continue to add to the number of checking accounts during the next quarter but intense competition in the marketplace for these lower cost liabilities and certificates of deposit will continue.

     Borrowed funds increased by $12.0 million or 101.7% from $11.8 million at December 31, 1995 to $23.8 million at September 30, 1996. The increase is attributable to $10.0 million in leveraged U. S. Government agency securities transactions conducted during the first six months of 1996 using FHLB advances and a $2.0 million reverse repurchase agreement.

     Stockholders' Equity totalled $17.7 million or 15.1% of total assets at September 30, 1996. Retained earnings decreased by $96,000 from $10.9 million at December 31, 1995 to $10.8 million at September 30, 1996 as a result of $252,000 in net earnings for the nine months ended September 30, 1996, offset by $348,000 in dividend payments. A total of $781,000 in unrealized losses, net of related tax effect, on securities available for sale at September 30, 1996 have been recorded as a component of Stockholders' Equity, a result of increases in short and long term interest rates. The securities that have unrealized losses are intermediate and long term securities that will not produce a loss unless sold prior to maturity. Treasury stock increased by $2.5 million or 96.2% from $2.6 million at December 31, 1995 to $5.1 million at September 30, 1996 due to additional stock repurchases, partially offset by the exercise of stock options.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SPETEMBER 30, 1995

     GENERAL. Net income decreased $266,000 or 134.3% from $198,000 for the three months ended September 30, 1995 to a loss of $68,000 for the three months ended September 30, 1996. Earnings per primary share decreased $.22 from $.16 per share for the three months ended September 30, 1995 to a loss of $.06 for the three months ended September 30, 1996. The decrease in per share earnings was attributable to the $285,000, net of tax, one-time FDIC-SAIF special assessment recorded as of September 30, 1996. Without the FDIC-SAIF special assessment, securities sales, and their related tax effects, core income increased by $54,000 or 34.6% from $156,000 for the three months ended September 30, 1995 to $210,000 or $.20 per primary share for the three months ended September 30, 1996.

     INTEREST INCOME. Interest income increased $291,000 or 15.3% from $1.9 million for the three months ended September 30, 1995 to $2.2 million for the three months ended September 30, 1996. The increase was primarily attributable to a $280,000 increase in interest on loans receivable. The increase in interest income was primarily a result of an increase in the annualized yield on average interest-earning assets from 7.23% for the three months ended September 30, 1995 to 7.61% for the three months ended September 30, 1996 and an increase in average interest-earning assets from $105.6 million for the three months ended September 30,1995 to $115.8 million for the three months ended September 30,1996. Management believes the Company will continue to experience modest increases in interest income during the last quarter of 1996 compared with 1995 as a result of the reallocation of lower yielding investments into mortgage, consumer and commercial loans.

     INTEREST EXPENSE. Interest expense increased $155,000 or 15.5% from $1.0 million for the three months ended September 30, 1995 to $1.2 million for the three months ended September 30, 1996. The increase was primarily attributable to a $184,000 increase in interest on borrowed funds, partially offset by a $29,000 decrease in interest on deposit accounts. The increase in interest on borrowed funds is a result of $10.0 million in leveraged securities transactions conducted during the first six months of 1996 and a $2.0 million reverse repurchase agreement executed during the third quarter. Under the reverse repurchase agreement, the Company sold certain investment securities classified available for sale, with an agreement to repurchase the same securities at a future date. The sale is treated as a financing with the securities maintained on the balance sheet and the corresponding borrowing recorded in borrowed funds. The decrease in interest on deposit accounts can be attributed to a decrease in the annualized average cost of interest-bearing liabilities from 5.00% for the three months ended September 30, 1995 to 4.93% for the three months ended September 30, 1996. The decrease in the annualized average cost of interest-bearing liabilities is the result of longer term, higher rate certificates of deposit maturing and renewing at lower rates or being withdrawn and, to a lesser degree a shift in the deposit mix to lower cost checking and money market accounts. Management believes that additional interest cost savings will be realized during the fourth quarter of 1996 and during 1997 as $6.0 million in FHLB advances, at a weighted average interest rate of 7.21%, are refinanced at lower rates.

     PROVISION FOR LOAN LOSSES. The Company recorded no provision for loan losses for the three months ended September 30, 1996 compared with $9,000 for the three months ended September 30, 1995. The allowance for loan losses to total loans receivable amounted to .30% at September 30, 1996 compared with
 .35% at September 20, 1995, however there were no loans delinquent 90 days or more at September 30, 1996 or September 30, 1995. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance of the Company's loan portfolio, the economy, changes in real estate values, interest rates, and the view of the regulatory authorities toward reserve levels and inflation.

     NON-INTEREST INCOME. Non-interest income decreased by $50,000 or 44.2% from $113,000 for the three months ended September 30, 1995 to $63,000 for the three months ended September 30, 1996. The decrease was primarily attributable to a $72,000 decrease in gains on the sale of investment securities partially offset by a $22,000 increase in other income and fees and service charges related to an increase in the total number of checking accounts and interchange fees resulting from foreign ATM transactions and MasterCard Master Money transactions. Without securities sales, non-interest income increased by $22,000 or 52.4% for the three months ended September 30, 1996 compared with the three months ended September 30, 1995.

     NON-INTEREST EXPENSE. Non-interest expense increased by $562,000 or 87.3% from $644,000 for the three months ended September 30, 1995 to $1.2 million for the three months ended September 30, 1996. The increase was primarily attributable to the $485,000 FDIC-SAIF special assessment that was signed into law on September 30, 1996 and an additional $29,000 reserve charged to other expense for the credit enhancement.

     INCOME TAX EXPENSE. The allocation for federal and state income taxes decreased by $201,000 from $133,000 for the three months ended September 30, 1995 to a benefit of $68,000 for the three months ended September 30, 1996. The decrease was primarily attributable to federal and state tax effects associated with the recording of the FDIC-SAIF special assessment.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     GENERAL. Net income decreased by $310,000 or 55.2% from $562,000 for the nine months ended September 30, 1995 to $252,000 for the nine months ended September 30, 1996. Earnings per primary share decreased $.24 from $.46 for the nine months ended September 30, 1995 to $.22 for the nine months ended September 30, 1996. The decrease was attributable to the $285,000, net of tax, one time FDIC-SAIF special assessment. Without the FDIC-SAIF special assessment and securities sales, and their related tax effect, net income increased $214,000 or 64.5% from $332,000 for the nine months ended September 30, 1995 to $546,000 for the nine months ended September 30, 1996.

     INTEREST INCOME. Interest income increased $772,000 or 12.9% from $5.6 million for the nine months ended September 30, 1995 to $6.3 million for the nine months ended September 30, 1996. The increase was primarily attributable to a $1.4 million increase in interest on loans receivable and investment securities and mortgage-backed securities, available for sale, partially offset by a $512,000 decrease in interest on investment securities and mortgage-backed securities, held to maturity and interest on mutual funds. This increase in interest income is primarily the result of an increase in the annualized yield on average interest-earning assets from 7.05% for the nine months ended September 30, 1995 to 7.44% for the nine months ended September 30, 1996 and an increase in average interst-earning assets from $105.6 million for the nine months ended September 30, 1995 to $113.0 million for the nine months ended September 30, 1996. Management believes the Company will continue to experience modest increases in interest income during the last quarter of 1996 compared with 1995 as a result of the reallocation of lower yielding investments into mortgage, consumer and commercial loans.

     INTEREST EXPENSE. Interest expense increased by $378,000 or 12.2% from $3.1 million for the nine months ended September 30, 1995 to $3.5 million for the nine months ended September 30, 1996. The increase was primarily attributable to a $344,000 increase in interest on borrowed funds from $628,000 for the nine months ended September 30, 1995 to $972,000 for the nine months ended September 30, 1996. This increase is attributable to an additional $10.0 million in FHLB advances borrowed during the first six months of 1996 and a $2.0 million reverse repurchase agreement. In addition, the average cost of interest-bearing liabilities decreased from 4.96% for the nine months ended September 30, 1995 to 4.88% for the nine months ended September 30, 1996. Management believes that some interest cost savings will be realized during the fourth quarter of 1996 and during 1997 as $6.0 million in FHLB advances, at a weighted average interest rate of 7.21%, are refinanced at lower rates.

     PROVISION FOR LOAN LOSSES. The Company recorded $8,000 in provision for loan losses for the nine months ended September 30, 1996 compared with $33,000 for the nine months ended September 30, 1995. The allowance for loan losses to total loan receivable amounted to .30% at September 30, 1996 compared with
 .35% at September 30, 1995, however there were no loans 90 days or more delinquent as of September 30, 1996 or September 30, 1995. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance of the Company's loan portfolio, the economy, changes in real estate values, interest rates, and the view of the regulatory authorities toward reserve levels and inflation.

     NON-INTEREST INCOME. Non-interest income decreased by $176,000 or 50.9% from $346,000 for the nine months ended September 30, 1995 to $170,000 for the nine months ended September 30, 1996. The decrease was primarily attributable to a $231,000 decrease in gains on the sale of investment securities and mutual funds, partially offset by a $55,000 increase in fees and service charges related to increases in the total number of checking accounts and in interchange fees resulting from foreign ATM transactions and MasterCard Master Money transactions.

     NON-INTEREST EXPENSE. Non-interest expense increased by $585,000 or 27.9% from $2.1 million for the nine months ended September 30, 1995 to $2.6 million for the nine months ended September 30, 1996. The increase was primarily attributable to the $485,000 SAIF special assessment recorded on September 30, 1996. In addition, there was a $47,000 increase in advertising and promotion expense related to the Bank's 110th Anniversary and the introduction of new products and a $49,000 increase in other expense related to the reserve established for the credit enhancement.

     INCOME TAX EXPENSE. The allocation for federal and state income taxes decreased by $82,000 from $179,000 for the nine months ended September 30, 1995 to $97,000 for the nine months ended September 30, 1996 for an effective tax rate of 27.9%. The decrease was primarily attributable to the federal and state tax effect associated with the recording of the FDIC-SAIF special assessment.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND OTHER REGULATORY ISSUES

     On May 12, 1995, the FASB issued a Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights (MSRs) (an amendment to Statement No. 65)." SFAS 122 provides for capitalization of MSRs when mortgage loans are either originated or purchased and the underlying loan is sold or securitized with the MSR retained. The statement applies to servicing rights resulting from mortgage loans only and was effective for the Company as of January 1, 1996. The Bank is currently not originating mortgage loans for sale and therefore the adoption of SFAS 122 did not impact the Company during the first three quarters of 1996.

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

     In June 1996, FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement
125) was issued and is applicable to all entities, both public and non-public . Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The adoption of Statement 125 is not expected to have a significant impact on the Company's financial position or results of operations.

RECAPITALIZATION OF FDIC

    Legislation to recapitalize the Federal Deposit Insurance Corporation
(FDIC) Savings Association Insurance Fund (SAIF), that was signed into law on September 30, 1996, resulted in the recording of a charge to the Bank's earnings of $285,000, net of tax. The Bank's strong capital position was minimally affected by this one time charge and an anticipated reduction in the annual FDIC-SAIF premium assessment from $.23 to approximately $.065 per $100 of deposits will help to improve the Bank's short and long term earnings outlook and place the Bank in a more competitive position with commercial banks. In addition, other pending legislation includes a requirement that federally chartered thrifts convert to national banks or state chartered institutions. Management cannot predict or determine the ultimate form of any legislation or the impact such final legislation would have on the Company and its operations.

PART II - OTHER INFORMATION

          Item 1. Legal Proceedings

          There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

          Item 6. Exhibits and Reports on Form 8-K

          (a)   Exhibits
                EX-27 Financial Data Schedule

          (b) 1. Form 8-K dated July 16, 1996, Registrant issued press release dated July 16, 1996 regarding second quarter earnings and a quarterly dividend.
                2. Form 8-K dated July 25, 1996, Registrant issued press
                   release dated July 25, 1996 regarding a stock repurchase program.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

                                        NORTH BANCSHARES,INC.
                                            (Registrant)



Date November 8, 1996                  /S/ Mary Ann Hass
                                        Mary Ann Hass
                                        Chairman and
                                        Chief Executive Officer


Date November 8, 1996                  /S/ Martin W. Trofimuk
                                        Martin W. Trofimuk
                                        Vice President and
                                        Treasurer