Form 10KSB40
period 1996-12-31
NORTH BANCSHARES INC
filed 1997-03-28
CIK 912623

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                  FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM _______ TO _______

         COMMISSION FILE NUMBER 0-22800

                             NORTH BANCSHARES, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)

                    Delaware                                     36-3915073
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

  100 W. North Avenue, Chicago, Illinois                            60610
    (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: (312) 664-4320

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2)
has been subject to such requirements for the past 90 days.   YES [X]  NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  The Issuer had $8.8 million in gross income for the year ended December 31,
                                     1996.

         As of March 3, 1997, there were issued and outstanding 1,050,950
shares of the Issuer's Common Stock.   The aggregate market value of the voting
stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market as of March 3, 1997 was approximately $15,918,103. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                      DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB--Portions of Annual Report to Stockholders for the
fiscal year ended December 31, 1996 PART III of Form 10-KSB--Portions of Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1996.
================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         North Bancshares, Inc. (the "Company" or "North Bancshares") is a Delaware corporation which was organized in 1993 by North Federal Savings Bank ("North Federal" or the "Bank") for the purpose of becoming a savings and loan holding company. The Company owns all of the outstanding stock of the Bank issued on December 21, 1993, in connection with the completion of its conversion from the mutual to the stock form of organization (the "Conversion"). The Company issued 1,437,501 shares of Common Stock at a price of $10.00 per share in the Conversion. There were 1,057,950 shares of common stock outstanding at December 31, 1996. The Bank was originally organized in 1886 and converted to a federal mutual savings bank in 1986. The Bank amended its charter in December 1993 in connection with the Conversion to become a federal stock savings bank. All references to the Company, unless otherwise indicated, at or before December 21, 1993 refer to the Bank. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "NBSI".

         The Company and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposits are backed by the full faith and credit of the United States Government and are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by the FDIC.

         The Company serves the Chicago metropolitan area through its two retail banking offices located in Chicago and Wilmette, Illinois. At December 31, 1996, the Company had total assets of $117.5 million, deposits of $73.6 million, and stockholders' equity of $17.8 million.

         The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities which it serves. The Company attracts retail deposits from the general public or borrows funds from available sources and invests those funds primarily in first mortgages on owner-occupied one- to four-family residences, small apartment buildings, and mortgage-backed and investment securities. To a lesser extent, but to a greater degree than in the past, the Company also originates or participates in nonowner-occupied one- to four-family, multi-family, consumer and commercial loans.

         The Company's revenues are derived principally from interest on mortgage loans, investments, mortgage-backed securities, consumer loans, commercial loans and income from service charges. The Company's operations are affected by general economic conditions, competition in the Company's market area, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Its results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan portfolio and its investment securities portfolio and the interest it pays on its deposit accounts and borrowings.

         The executive offices of the Company and the Bank are located at 100
W. North Avenue, Chicago, Illinois 60610- 1399. The telephone number at that address is (312) 664-4320.

LENDING ACTIVITIES

         General. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences, and to a lesser extent, multi-family residences. At December 31, 1996, the Bank's gross mortgage loans outstanding totalled $73.6 million, of which $67.5 million or 91.7% were one- to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 73.3% were fixed-rate loans (67.2% of total gross loans receivable), including balloon loans, and 26.7% were adjustable-rate loans (24.5% of total gross loans receivable). At that same date, multi-family residential mortgage loans totalled $5.1 million, of which $4.4 million were fixed-rate balloon loans.

         At December 31, 1996, the balance of the Bank's loans consisted of $1.0 million in consumer and commercial loans, which represented 1.4% of the Bank's gross loan portfolio.

         The Bank also invests in mortgage-backed securities. At December 31, 1996, mortgage-backed securities totalled $7.5 million or 6.4% of total assets. At such date, all of the mortgage-backed securities portfolio was insured or guaranteed by the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC"). At December 31, 1996, all of the mortgage-backed securities were classified as held-to-maturity.

         All loans must be approved by a committee comprised of officers and directors of the Bank. Requests for loans greater than $800,000 are reviewed and considered for approval by the Board of Directors on a case by case basis.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1996, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $2.7 million. At December 31, 1996, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at December 31, 1996 was a credit enhancement agreement with the city of Arlington Heights, Illinois, to guarantee the repayment of a $1.0 million share of a $17.0 million municipal revenue bond. The Bank has allocated $126,000 in a specifice reserve for this credit enhancement as of December 31, 1996. See "- Credit Enhancement." At that date, the Bank's next three largest lending relationships to a single borrower or a group of related borrowers totalled $798,000, $790,000 and $723,000, respectively. Each of these was a loan or loans secured by either a first mortgage on real estate or a first lien on real property. Each of these loans was current as of December 31, 1996.

         Loan Portfolio Composition. The following information concerning the composition of the Bank's loan and mortgage-backed securities portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) is as of the dates indicated.

                                                               AT DECEMBER 31,
                             ---------------------------------------------------------------------------------
                                         1992                        1993                       1994
                             --------------------------  --------------------------  -------------------------
                                AMOUNT        PERCENT        AMOUNT       PERCENT        AMOUNT       PERCENT
                             -----------  -------------  ------------  ------------  ------------  -----------
                                                            (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
 One- to four-family  . . .      $34,358        87.67%      $26,714         88.11%      $42,402        92.80%
 Multi-family . . . . . . .        4,321        11.02         3,366         11.10         3,126         6.84
                                 -------       ------       -------        ------       -------       ------
    Total real estate loans       38,679        98.69        30,080         99.21        45,528        99.64
                                 -------       ------       -------        ------       -------       ------

CONSUMER LOANS:
 Deposit account  . . . . .          212         0.54           104          0.35            93         0.20
 Automobile . . . . . . . .            3         0.01           ---           ---           ---
 Home equity and home
 improvement . . . . . . .           298         0.76           134          0.44            73         0.16
                                --------       ------       -------        ------       -------       ------
    Total consumer loans             513         1.31           238          0.79           166         0.36
                                --------       ------       -------        ------       -------       ------


 COMMERCIAL LOANS . . . . .          ---          ---           ---           ---            ---        ---
                                     ---        -----         -----          ----            ---        ---
    Total loans receivable        39,192       100.00%       30,318        100.00%        45,694     100.00%
                                  ------       =======       ------        =======        ------     =======
LESS:
 Deferred fees and discounts         549                        500                         246
 Allowance for loan losses            34                        106                         160
                                --------                  ---------                   ---------
   Total loans receivable,
net . . . . . . . . . . . .      $38,609                    $29,712                     $45,288
                                 =======                    =======                     =======

MORTGAGE-BACKED SECURITIES:
 FNMA . . . . . . . . . . .          326         1.54         1,973          9.21         1,553         9.11
 GNMA . . . . . . . . . . .        1,169         5.53           910          4.25           707         4.15
 FHLMC  . . . . . . . . . .       19,629        92.93        18,546         86.54        14,794        86.74
                                 -------       ------       -------        ------       -------       ------
    Total mortgage-backed
     securities . . . . . .       21,124       100.00%       21,429        100.00%       17,054       100.00%
                                               ======                      ======                     ======

Net premiums and discounts         (136)                        (50)                        (39)
                               ---------                    --------                   ---------

Net mortgage-backed
 securities . . . . . . . .      $20,988                    $21,379                     $17,015
                                 =======                    =======                     =======

                                                 AT DECEMBER 31,
                             --------------------------------------------------------
                                        1995                        1996
                             ------------------------    ----------------------------
                                 AMOUNT       PERCENT       AMOUNT        PERCENT
                             ---------------  -------    -----------  ---------------
                                              (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
 One- to four-family  . . .   $51,217         90.63%      $67,542(1)        91.73%
 Multi-family . . . . . . .     5,012          8.87         5,057(2)         6.87
                             --------        ------       -------           -----
    Total real estate loans    56,229         99.50        72,599           98.60
                              -------        ------       -------          ------

CONSUMER LOANS:
 Deposit account  . . . . .       136          0.24           110            0.15
                                                                             0.01
 Automobile . . . . . . . .       ---         ---               6
 Home equity and home
 improvement . . . . . . . .      148          0.26           123            0.17
                             --------       -------      --------         -------
    Total consumer loans          284          0.50           239            0.33
                             --------       -------      --------         -------


 COMMERCIAL LOANS . . . . .       ---           ---           790            1.07
                                  ---          ----          ----            ----
    Total loans receivable     56,513        100.00%       73,628          100.00%
                               ------        =======       ------          =======
LESS:
 Deferred fees and discounts      152                          42
 Allowance for loan losses        200                         208
                              -------                    --------
   Total loans receivable,
net . . . . . . . . . . . .   $56,161                     $73,378
                              =======                     =======

MORTGAGE-BACKED SECURITIES:
 FNMA . . . . . . . . . . .     1,396          8.52         1,092           14.67
 GNMA . . . . . . . . . . .       651          3.98           229            3.08
 FHLMC  . . . . . . . . . .    14,324         87.50         6,123           82.25
                              -------        ------       -------          ------
    Total mortgage-backed
     securities . . . . . .    16,371        100.00%        7,444          100.00%
                                             ======                        ======

Net premiums and discounts        (25)                         21
                              -------                    --------

Net mortgage-backed
 securities . . . . . . . .   $16,346                       7,465
                              =======                       =====

__________________________
(1)      This amount includes $9.9 million of 5, 7 or 10 year balloon loans.
(2)      This amount includes $4.4 million of 5, 7 or 10 year balloon loans.

         The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rates at the dates indicated.

                                                                     AT DECEMBER 31,
                                          ---------------------------------------------------------------------
                                                    1994                   1995                   1996
                                          ---------------------    --------------------    --------------------
                                             AMOUNT      PERCENT     AMOUNT     PERCENT     AMOUNT    PERCENT
                                          -----------  ---------   ---------  ---------    --------  ----------
                                                                 (Dollars in Thousands)
FIXED-RATE LOANS:
 Real estate:
  One- to four-family . . . . . . . . . .    $34,202      74.85%    $40,179       71.10%  $49,480(1)   67.20%

  Multi-family  . . . . . . . . . . . . .      3,126       6.84       5,012        8.87     5,057(2)    6.87
                                             -------     ------     -------      ------   -------     ------

   Total fixed-rate real estate loans . .     37,328      81.69      45,191       79.97    54,537      74.07
  Consumer  . . . . . . . . . . . . . . .        166       0.36         284        0.50       239       0.33
                                             -------     ------     -------      ------    ------     ------
  Commercial  . . . . . . . . . . . . . .        ---        ---         ---         ---       790       1.07
                                             -------      -----     -------      ------    ------    -------

   Total fixed-rate loans . . . . . . . .     37,494      82.05      45,475       80.47    55,566      75.47
                                             -------     ------     -------      ------   -------    -------


ADJUSTABLE-RATE LOANS:
 Real estate:

  One- to four-family . . . . . . . . . .      8,200      17.95      11,038       19.53    18,062      24.53
                                             -------     ------     -------      ------    ------    -------

    Total loans . . . . . . . . . . . . .     45,694     100.00%     56,513      100.00%   73,628     100.00%
                                                         ======                  ======               ======

LESS:
 Deferred fees and discounts  . . . . . .        246                    152                     42

 Allowance for loan losses  . . . . . . .        160                    200                    208
                                            --------               --------                 ------

  Total loans, net  . . . . . . . . . . .    $45,288                $56,161                $73,378
                                             =======                =======                =======

__________________________
(1)      This amount includes $9.9 million of 5, 7 or 10 year balloon loans.
(2)      This amount includes $4.4 million of 5, 7 or 10 year balloon loans.

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 1996. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due rather than when interest rates are next subject to change. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The total amount of loans due after December 31, 1996 which have a pre-determined interest rate is $55.5 million, while the amount of loans due after such date with floating rates is $18.1 million.



                                        Real Estate
                            -------------------------------------
                            One- to four-family    Multi-family          Consumer           Commercial                Total
                            -------------------- ------------------ -------------------- ------------------           -----
                                    Weighted            Weighted           Weighted            Weighted            Weighted
                                    Average             Average            Average             Average             Average
                            Amount    Rate    Amount      Rate    Amount     Rate    Amount      Rate     Amount     Rate
                            ------  --------  ------    --------  ------   --------  ------    --------  --------  --------
                                                                       (Dollars in Thousands)
  Due During Periods
  Ending December 31,
-----------------------
1997(1) . . . . . . . .      30      6.95%   $  218      9.67%   $   6       5.69%   $ 790     10.00%     1,044     9.82%

1998  . . . . . . . . .     125      6.86       130     10.50       18       7.84      ---      0.00        273     8.66

1999  . . . . . . . . .   1,393      7.02       833      8.03       97       7.46      ---      0.00      2,323     7.40

2000 and 2001 . . . . .   6,880      7.64     2,608      8.35       13       8.25      ---      0.00      9,501     7.84

2002 to 2006  . . . . .   6,571      8.11     1,268      9.44       48       9.00      ---      0.00      7,887     8.33

2007 to 2011  . . . . .  10,729      7.73        --      0.00       32       9.00      ---      0.00     10,761     7.73


2012 and following  . .  41,814      7.69        --      0.00       25       8.75      ---      0.00     41,839     7.69
                         ------      ----    ------      ----    -----       ----     ----     ----      ------   ------

                        $67,542      7.72%   $5,057      8.68%    $239       8.14%    $790     10.00%   $73,628     7.81%
                        =======      =====   ======      =====    ====       =====    ====     ======   =======     =====

__________________________
(1) Includes demand loans, loans having no stated maturity, and past due loans.

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

         The cornerstone of the Bank's lending program has been the origination of permanent loans, to be held in its portfolio, secured by mortgages on owner-occupied, one- to four-family residences. Typically, such homes are single family detached houses, condominiums, townhomes and, to a lesser extent two- to four-family dwellings. At December 31, 1996, $67.5 million, or 91.7%, of the Banks gross loan portfolio consisted of permanent loans secured by one- to four- family residences. More than 95% of these loans were located in the Bank's market area. The Bank emphasizes the origination of a variety of residential loans, including conventional 10, 15, 20 and 30 year fixed-rate loans, one, three and five year adjustable-rate mortgage loans ("ARMs") and 5, 7 and 10 year balloon loans.

         During 1996 the Bank emphasized loans on non-owner occupied, one- to four-family properties due to the higher yields offered by such loans, as well as customer demand. The Bank offers a broad range of lending products to respond to customer preferences, market dynamics and changes in asset/liability management objectives.

         The Bank offers one- to four-family residential ARMs which are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on all of the ARMs originated by the Bank are subject to adjustment at one year intervals after the initial loan period. The Bank's ARM products generally carry interest rates which are reset to a stated margin over an independent index. Increases or decreases in the interest rate of the Bank's ARMs are generally limited to 2.0% at any adjustment date and 6.0% over the life of the loan. The Bank's ARMs are not convertible into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization. At December 31, 1996, the total balance of one- to four-family ARMs was $18.1 million, or 24.5% of the Bank's gross loan portfolio.

         The Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. North Federal will verify a borrower's employment history and the source of the downpayment. The Bank is a qualified FHLMC seller/servicer.

         The Bank originates residential mortgage loans with loan-to-value ratios up to 90%. On mortgage loans exceeding an 80% loan-to-value ratio at the time of origination, North Federal requires private mortgage insurance in an amount intended to reduce the Bank's exposure to 80% of the appraised value. Property securing real estate loans made by North Federal is appraised by independent appraisers. The Bank requires evidence of marketable title and lien position on all loans secured by real property and requires hazard or fire and extended coverage and vandalism and malicious mischief casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank also requires flood insurance to protect the property securing its interest, should it be determined that the property is located in a flood zone.

         The Bank also offers loans secured by nonowner-occupied one- to four-family residences and has a limited amount of these types of loans in its portfolio. These loans are underwritten using similar criteria as loans secured by owner-occupied one- to four-family residences, but are provided at higher rates of interest than owner-occupied loans. The Bank placed more emphasis on these types of loans during 1996 and expects to continue to do so in 1997.

         Residential mortgage loan originations are derived from a number of sources, including mortgage brokers, advertising, real estate broker referrals, existing borrowers and depositors, builders and walk-in customers. Loan applications are accepted at both of the Bank's offices.

MULTI-FAMILY REAL ESTATE LENDING

         In order to enhance the yield on its assets, North Federal originates permanent loans secured by multi-family real estate. At December 31, 1996, the Bank had multi-family real estate loans totalling $5.1 million, or 6.9% of the Bank's gross loan portfolio. The largest multi-family loan at December 31, 1996 was $798,000 and represented a 50% participation with a local financial institution. At December 31, 1996, the Bank had no multi-family real estate loans which were over 90 days delinquent.

         Permanent multi-family real estate loans currently originated by the Bank have a maximum maturity of 10 years, with most having maturities ranging from 5 to 10 years. Most of the loans amortize over a 25 year period. Rates on permanent loans are fixed, based on competitive factors. Multi-family real estate loans are generally written in amounts of up to 75% of the appraised value of the property, and borrowers are personally liable for all of the indebtedness.

         Appraisals on properties securing multi-family loans are performed by independent appraisers designated by the Bank at the time the loan is made.
All appraisals on multi-family loans are reviewed by the Bank's loan committee. In addition, the Bank's current underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property.

         Multi-family loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi- family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term), the borrower's ability to repay the loan may be impaired.

CONSUMER LENDING

         The Bank originates a variety of different types of consumer loans, including home equity loans, rehabilitation loans, direct automobile loans, deposit account loans and home improvement loans. Although North Federal has attempted to place increased emphasis on consumer loans, particularly home equity and rehabilitation loans because of their attractive yields, shorter terms to maturity, and community need, at December 31, 1996, only $239,000 or
 .33% of the Bank's gross loan portfolio, consisted of consumer loans.

         The Bank's home equity loans are underwritten such that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property. These loans are written with fixed terms and carry fixed rates of interest. At December 31, 1996, the Bank had $123,000 of home equity loans outstanding, or .17% of the Bank's gross loan portfolio.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans other than home equity loans generally involve a higher level of credit risk than one- to four-family residential loans, consumer loans are typically made at higher interest rates or for shorter terms. The shorter term of consumer loans increases the interest rate sensitivity of the lending institution's portfolio.

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.
The Bank had only one delinquent consumer loan with a balance of less than $1,000 at December 31, 1996, although there can be no assurance that delinquencies will not increase in the future.

         The Bank plans to introduce a new home equity line of credit product in 1997 in order to enhance its consumer loan portfolio.

COMMERCIAL LENDING

         In order to further enhance the yield on its assets, the Bank issued a commercial line of credit to a manufactured housing developer to finance the period of time between the delivery of a unit to closing. This period is usually between 60 to 90 days. The line of credit is collateralized by a secured interest in the individual units and any related sales contracts. In addition, the line of credit is personally guaranteed by the developer. Loan to value ratios will range between 50% to 60% at any given time. At December 31, 1996, the outstanding line of credit balance was $790,000. The line of credit carries a fixed rate of interest on a one-year renewable basis and was current as of December 31, 1996.

         Commercial loans generally carry a higher rate of interest and are made for shorter periods of time than fixed- rate or adjustable rate one- to four-family residential loans. Commercial loans are usually larger and carry a greater degree of risk, in part because the borrower's ability to repay the debt may be largely dependent on the cash flow from the underlying business. The Bank analyzes the financial condition of the property and the borrower in determining whether to extend credit, and generally requires a personal guarantee from the borrower. The Bank intends to expand its commercial lending activities, subject to customer demand and the existence of qualified borrowers.

MORTGAGE-BACKED SECURITIES

         The Bank purchases mortgage-backed securities to complement its mortgage lending activities, when demand is low. At December 31, 1996, mortgage-backed securities totaled $7.5 million, or 6.4% of the Bank's total assets. For information regarding the amortized cost and market values of North Federal's mortgage-backed securities portfolio, see Notes 4 and 5 of the Notes to Consolidated Financial Statements.

         In November 1995, the Financial Accounting Standards Board issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which afforded an entity a one- time opportunity to reassess the appropriateness of the classifications of all securities held at that time and to account for any resulting reclassification at fair value in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company transferred $6.8 million of mortgage-backed securities on December 31, 1995 from held-to-maturity to available-for-sale in accordance with the guide and sold those securities during the first quarter of 1996 to fund new loan originations. At December 31, 1996, mortgage backed securities totaled $7.5 million and were all classified as held-to-maturity.

         Historically, most of the Bank's mortgage-backed securities were long term, fixed-rate federal agency securities. In recent years, the Bank has purchased other types of mortgage-backed securities consistent with its asset/liability management objectives. In this regard, the Bank emphasizes the purchase of adjustable-rate or short- to intermediate-term fixed-rate mortgage-backed securities for asset/liability management purposes and in order to supplement the Bank's origination of ARM loans. At December 31, 1996, $1.6 million or 21.6% of the Bank's mortgage- backed securities carried adjustable rates of interest.

         Under the OTS' risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk- weighting and FNMA, FHLMC and AA- or higher rated mortgage-backed securities have a 20% risk-weighting, in contrast to the 50% risk-weighting carried by one- to four-family performing residential mortgage loans. None of the mortgage- backed securities held by the Bank had a risk-weight for regulatory capital purposes above 20%.

         All of the Bank's mortgage-backed securities are backed by federal agencies. Accordingly, management believes that the Bank's mortgage-backed securities are generally resistant to credit problems.

         The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 1996. Mortgage-backed securities having adjustable interest rates are shown as maturing in the period during which the security is repricing.



                                                                                           DECEMBER 31,
                                                DUE IN                                         1996
                                       ----------------------------------------------------------------

                                       6 MONTHS      6 MONTHS       1 TO 3       3 TO 5       5 TO 10
                                       OR LESS       TO 1 YEAR      YEARS      YEARS         YEARS
                                       --------      ---------      -------      ------       -------
                                                                                         (IN THOUSANDS)
Federal Home Loan
 Mortgage Corporation . . . . . . . .    $  144          $  873      $1,460         $119         $587

Federal National
 Mortgage Association . . . . . . . .     1,122             ---         ---          ---          ---

Government National
 Mortgage Association . . . . . . . .       ---             ---         ---          ---           85
                                        -------         -------     -------      -------        -----


   Total  . . . . . . . . . . . . . .    $1,266            $873      $1,460         $119         $672
                                         ======          ======      ======        =====         ====

                                                                   DECEMBER 31,
                                               DUE IN                  1996
                                     ------------------------------------------

                                         10 TO 20      OVER 20        BALANCE
                                          YEARS         YEARS       OUTSTANDING
                                         --------      -------      -----------

Federal Home Loan
 Mortgage Corporation . . . . . . . .      $2,631         $300           $6,114

Federal National
 Mortgage Association . . . . . . . .         ---          ---            1,122

Government National
 Mortgage Association . . . . . . . .         144          ---              229
                                           ------       ------          -------


   Total  . . . . . . . . . . . . . .      $2,775         $300           $7,465
                                           ======         ====           ======

CREDIT ENHANCEMENT

         In 1985, the Bank, in participation with other financial institutions, entered into a credit enhancement agreement with the city of Arlington Heights, Illinois to guarantee the repayment of a $17.0 million municipal revenue bond (the "Bond") secured by a first mortgage on a 216-unit apartment building project, which includes retail space on the ground floor of the building. The Bank's share of the guarantee amounted to $1.0 million. To secure its guarantee of the Bond, the Bank had pledged at December 31, 1996, U. S. Government securities with an amortized cost of $1.3 million. The project conforms with the requirement that a certain minimum number of dwelling units be set aside for occupancy by low- and moderate-income families. See Notes 5 and 18 of the Notes to Consolidated Financial Statements.

         Pursuant to an agreement among the owner of the apartment project and the financial institutions providing the Bond guarantees, the enhancement fees owed to the financial institutions since 1990 have not been paid. While income of the project has improved as a result of improved occupancy over the past several years (94% at December 31, 1996), the project has not yet generated sufficient operating income to meet debt service and pay the deferred enhancement fees. The Bank has classified the guarantee as substandard. See "Asset Quality - Classified Assets."

         In the event of a default on the Bond, the Bank's maximum liability is the amount of its credit guarantee, and if the Bank does not act to meet its agreed upon obligations the pledged collateral may be liquidated and the proceeds used to repay the Bond. The Bank's position in the case of a default would be secured by a first mortgage lien on the apartment project and a lien against all income derived therefrom.

         The credit enhancers have filed a foreclosure suit based on non-payment of fees and are awaiting the filing of responses. The Bank and the other credit enhancers have reviewed an offer by the owners to buy the outstanding bonds at a discount, thereby removing the enhancers from the project. At December 31, 1996 the Partnership had not made a final proposal and have indicated they are still negotiating financing. The Bank has allocated $126,000 in a specific reserve for this project as of December 31, 1996.

LOAN ORIGINATION AND REPAYMENT ACTIVITIES

         The following table shows the Bank's loan originations, loan and mortgage-backed securities purchases, sales and principal repayments for the periods indicated. The Bank has not sold any loans in recent years. The last package of loans sold in the secondary market to FHLMC was in 1987. The Bank maintains an approved seller/servicer status with FHLMC. The Bank purchased a 50% participating interest in two loans totaling $1,500,000 during 1996 from a local financial institution.


                                                                              Year Ended December 31,
                                                                    -------------------------------------------
                                                                         1994           1995          1996
                                                                    -------------- ------------- --------------
                                                                                   (IN THOUSANDS)
          Loans receivable (gross) at beginning of period . . . . .        $30,318       $45,694        $56,513
                                                                           -------       -------        -------

          Originations and purchases by type:
          ----------------------------------

          Fixed rate:
            Real estate - one- to four-family . . . . . . . . . . .         21,920        16,378         23,930
                        - multi-family  . . . . . . . . . . . . . .            687         2,117          1,623
            Non-real estate - consumer and commercial . . . . . . .            440           223          1,291
                                                                           -------       -------         ------
               Total loans originated . . . . . . . . . . . . . . .         23,047        18,718         26,844

          Principal repayments  . . . . . . . . . . . . . . . . . .          7,671         7,899          9,729
                                                                           -------       -------       --------
               Total loans at end of period . . . . . . . . . . . .        $45,694       $56,513        $73,628
                                                                           =======       =======        =======

          Mortgage-backed securities (net) at beginning of period .         21,379        17,015         16,346

            Purchases . . . . . . . . . . . . . . . . . . . . . . .            688         1,960            ---
            Repayments  . . . . . . . . . . . . . . . . . . . . . .          5,059         2,747          2,190
            Sales . . . . . . . . . . . . . . . . . . . . . . . . .            ---           ---          6,600
            Unrealized gain on mortgage-backed securities
              available-for-sale  . . . . . . . . . . . . . . . . .            ---            93           (93)
            Amortization of premiums and discounts  . . . . . . . .              7            25              2
                                                                           -------       -------        -------
               Mortgage-backed securities (net)
                at end of period  . . . . . . . . . . . . . . . . .        $17,015       $16,346         $7,465
                                                                           =======       =======         ======

ASSET QUALITY

         When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. In the case of residential loans, a late notice is sent not later than 30 days after the due date. Additional written and verbal contacts may be made with the borrower between 30 and 90 days after the due date. If the delinquency continues for a period of 60 days, the Bank usually sends a default letter to the borrower and, after 90 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at public auction and may be purchased by the Bank. Delinquent consumer loans are handled in a generally similar manner.
The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Illinois consumer protection laws. The Bank has historically had few foreclosed assets and, as set forth at "- Non-Performing Assets" below, has had none during the past five years. Accordingly, the Bank has not charged-off any loans during the past five years.

         Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1996, in dollar amounts and as a percentage of the Bank's total loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.



                                                             LOANS DELINQUENT FOR:
                                            -------------------------------------------------------

                                                                                                                TOTAL
                                                                                   90 DAYS                   DELINQUENT
                                                     60-89 DAYS                    AND OVER                     LOANS
                                            -----------------------------------------------------------------------------------
                                               NUMBER         AMOUNT        NUMBER         AMOUNT        NUMBER       AMOUNT
                                            ------------- ---------------------------- --------------------------- ------------
                                                                          (DOLLARS IN THOUSANDS)
                                                                            $--
 One- to four-family  . . . . . . . . . .        1               $83                         ---          1            $83
                                                                              1
                                                                            ---
 Consumer . . . . . . . . . . . . . . . .      ---               ---                           1          1            $ 1
                                               ---               ---                          --        ---            ---

   Total  . . . . . . . . . . . . . . . .        1               $83        $ 1                1          2            $84
                                              ====              ====        ===               ==        ===            ===

 Delinquent loans to total loans  . . . .                       0.12%                       0.00%                     0.12%

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal or interest becomes doubtful. For all periods presented, the Bank has had no troubled debt restructurings. Foreclosed assets are assets acquired in settlement of loans. There were no foreclosed assets at the dates presented.

                                                                             December 31,
                                                             1992       1993       1994       1995      1996
                                                           --------   --------   --------   --------  --------
                                                                        (Dollars in Thousands)
           Non-accruing loans:
             One- to four-family . . . . . . . . . . .        $31         $39        $30        $24       $--
             Consumer  . . . . . . . . . . . . . . . .        ---           8          2        ---         1
                                                             ----        ----        ---       ----      ----
                Total non-performing assets  . . . . .        $31         $47        $32        $24       $ 1
                                                              ===         ===        ===        ===       ===

           Total as a percentage of total assets . . .       0.03%       0.04%      0.03%      0.02%     0.00%
                                                             ====        ====       ====       ====      ====


         Other Loans of Concern. As of December 31, 1996, there were no other loans in addition to the non-performing assets set forth in the table above with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Management has taken this into consideration in determining the adequacy of the allowance for losses on loans as of December 31, 1996.

         Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. Total classified assets at December 31, 1996 amounted to less than $1,000 and are included in the table of non-performing assets above. An additional exposure of concern is described under the caption "- Credit Enhancement" above.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Allowances also are established for loans considered to be impaired. The calculation of reserve levels for impaired loans is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values. As the Company did not identify any loans considered impaired in 1996, no additional allowance was required. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See Note 1(f) and Note 6 of the Notes to Consolidated Financial Statements and "Regulation." At December 31, 1996, the Bank had an allowance for loan losses of $208,000, which was equal to .28% of net loans receivable.

  The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                               Year Ended December 31,
                                                                     -------------------------------------------
                                                                         1992     1993     1994    1995     1996
                                                                         ----     ----     ----    ----     ----
                                                                              (Dollars in Thousands)
          Balance at beginning of period  . . . . . . . . . . . . .      $ 22     $ 34     $106    $160     $200

          Charge-offs:
            One- to four-family . . . . . . . . . . . . . . . . . .       ---      ---      ---     ---      ---
            Consumer  . . . . . . . . . . . . . . . . . . . . . . .       ---      ---      ---     ---      ---

          Recoveries  . . . . . . . . . . . . . . . . . . . . . . .       ---      ---      ---     ---      ---
                                                                          ---      ---      ---     ---      ---

          Net charge-offs . . . . . . . . . . . . . . . . . . . . .       ---      ---      ---     ---      ---
          Additions charged to operations . . . . . . . . . . . . .        12       72       54      40        8
                                                                         ----     ----     ----    ----     ----
          Balance at end of period  . . . . . . . . . . . . . . . .      $ 34     $106     $160    $200     $208
                                                                         ====     ====     ====    ====     ====



      When the Bank repossesses property it is thereafter classified as real estate owned. Any gains or losses (realized or reserved for) thereafter are treated as real estate owned activity. The Bank had no real estate owned as of the dates presented.

      The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                      At December 31,
                                                    ---------------------------------------------------
                                                       1992      1993     1994       1995       1996
                                                    --------- --------- ---------- ---------- ---------
                                                                   (Dollars in Thousands)
                  Unallocated . . . . . . . . . . .    $34       $106     $160       $200       $208
                                                       ---       ----     ----       ----       ----
                       Total  . . . . . . . . . . .    $34       $106     $160       $200       $208
                                                       ===       ====     ====       ====       ====


INVESTMENT ACTIVITIES

      North Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels significantly above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. See "Regulation - Liquidity."

      Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

      Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's asset/liability and interest rate risk management policies, concern for the highest investment quality, liquidity needs and performance objectives.

      At December 31, 1996, the Company's interest-bearing deposits with banks and dollar denominated money market accounts totaled $3.2 million, or 2.7% of total assets. Investment securities, consisting of U.S. government securities, federal agency obligations and FHLB stock, totaled $25.3 million, or 21.5% of total assets, and investment in federal funds sold totaled $4.8 million or 4.1% of total assets. It is the Company's general policy to purchase investment securities which are U.S. Government securities or federal agency obligations or mutual funds which invest in such securities or mortgage-backed securities originated by such agencies. At December 31, 1996, the weighted average term to maturity or repricing of the investment portfolio, excluding FHLB stock, equity securities and mortgage-backed securities, was 14 months.

      The Company's investment in mutual funds was carried at fair value with any unrealized gain or loss in value reflected as a component of Stockholder's Equity. Other than temporary declines in the market value of mutual funds in the amount of $612,000 were charged to operations during 1994. The Company disposed of its mutual fund investment in February 1995. At December 31, 1996, the Company's dollar denominated mutual fund portfolio totaled $547,000.

      The following table sets forth the composition of the Company's investment portfolio, excluding its mortgage-backed securities, at the dates indicated.

                                                                                  AT DECEMBER 31,
                                                 ----------------------------------------------------------------------------
                                                            1994                       1995                    1996
                                                 ---------------------- -----------------------------------------------------
                                                 CARRYING       % OF        CARRYING         % OF     CARRYING     % OF
                                                   VALUE        TOTAL         VALUE          TOTAL      VALUE      TOTAL
                                                 ---------     -------      ---------       -------   ---------   -------
                                                                               (DOLLARS IN THOUSANDS)
Investment Securities:
  U.S. Treasury notes . . . . . . . . . . . . . . $14,177      38.85%      $ 6,530          22.52%     $ 2,237       8.73%
  U.S. Government agency securities . . . . . . .  13,511      37.03        21,008          72.43       21,844      85.22
  FHLB stock  . . . . . . . . . . . . . . . . . .     503       1.38           624           2.15        1,205       4.70
  Other . . . . . . . . . . . . . . . . . . . . .     500       1.37           598           2.06          100       0.39
  Equity securities . . . . . . . . . . . . . . .     ---        ---           244           0.84          245       0.96

  Mutual funds  . . . . . . . . . . . . . . . . .   7,796      21.37           ---            ---          ---        ---
                                                  -------     ------       -------         ------      -------     ------

    Total investment securities and FHLB stock  . $36,487     100.00%      $29,004         100.00%     $25,631     100.00%
                                                  =======     ======       =======         ======      =======     ======

Other Interest-Earning Assets:
  Interest-bearing deposits with banks  . . . . . $ 2,016                  $ 2,634                     $ 2,644

  Dollar denominated mutual funds . . . . . . . .    ----                    1,127                         547
  Federal funds sold  . . . . . . . . . . . . . .   3,800                    3,925                       4,800
                                                  -------                  -------                     -------
     Total  . . . . . . . . . . . . . . . . . . . $ 5,816                  $ 7,686                     $ 7,991
                                                  =======                  =======                     =======

Average remaining life or term to repricing of investment
 securities and other interest-earning assets, excluding
 FHLB stock and equity securities . . . . . . . . . . . .   16 mos.                   9 mos.                  14 mos.

      The composition and contractual maturities of the investment portfolio, excluding mortgage-backed securities, equity securities and FHLB of Chicago stock, are indicated in the following table.

                                                                       AT DECEMBER 31, 1996
                                              ----------------------------------------------------------------------
                                                                                                     TOTAL
                                               ONE YEAR       1 THRU 5      OVER 5                INVESTMENT
                                               OR LESS         YEARS         YEARS                SECURITIES
                                              -----------    ---------     --------           ---------------------

                                               AMORTIZED      AMORTIZED    AMORTIZED        AMORTIZED    FAIR
                                                 COST           COST          COST             COST     VALUE
                                              ------------   ----------    ----------       ------------------
                                                                      (DOLLARS IN THOUSANDS)
 U.S. Treasury Notes . . . . . . . . . . .       $2,241        $  ---      $   ---         $ 2,241       $ 2,237


 U.S. Governemnt agency securities . . . .        1,000         3,000       19,000          23,000        21,844
 Other . . . . . . . . . . . . . . . . . .          ---           ---          100             100           100
     Total investment securities . . . . .       $3,241        $3,000      $19,100         $25,341       $24,181
                                                 ======        ======      =======         =======       =======

 Weighted average yield(1) . . . . . . . .         5.47%         5.70%       7.16%            6.76%
                                                 ======        ======      =======         =======
_______________________
(1)   The weighted average yield is based upon theinterest rate in effect at December 31, 1996.

SOURCES OF FUNDS

      General. The Bank's primary sources of funds are deposits, borrowings, reverse repurchase agreements, amortization and prepayment of loan principal, maturities and sale of investment securities, short-term investments and funds provided from operations.

      Deposits. North Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook accounts, NOW and non-interest-bearing checking accounts, money market accounts and certificate accounts. The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. North Federal solicits deposits from its market area only.

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

      The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability and interest rate risk management, profitability and growth objectives and has traditionally attempted to retain longer term deposits for asset/liability and interest rate risk management purposes. Based on its experience, the Bank believes that its passbook, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

      The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the dates indicated and the rates offered as of December 31, 1996. See Note 9 of Notes to Consolidated Financial Statements for weighted average nominal rates.



                                                                                  AT DECEMBER 31,
                                                  ------------------------------------------------------------------------------
                                                             1994                      1995                      1996
                                                  ------------------------- -------------------------- -------------------------
                                                                  PERCENT                   PERCENT                    PERCENT
                                                     AMOUNT       OF TOTAL      AMOUNT      OF TOTAL      AMOUNT      OF TOTAL
                                                  ------------- ----------- ------------- ------------ ------------ ------------
                                                                              (DOLLARS IN THOUSANDS)
 TRANSACTION AND SAVINGS DEPOSITS:
 --------------------------------

 Passbook Accounts 2.75% . . . . . . . . . . . .     $19,336        27.6%      $17,380           23.1%   $16,299         22.1%
 NOW and Non-Interest Bearing
  Accounts 0.00% - 2.02% . . . . . . . . . . . .       6,882         9.8         7,184           9.6       9,194         12.5

 Money Market Accounts
  0.00% - 4.25%  . . . . . . . . . . . . . . . .       7,240        10.3         5,637           7.5       6,233          8.5
                                                       -----       -----       -------         -----     -------        -----

 Total Non-Certificates  . . . . . . . . . . . .      33,458        47.7        30,201          40.2      31,726         43.1
                                                     -------       -----       -------         -----     -------        -----

 TOTAL CERTIFICATES:
 ------------------

  0.00 -  3.99%  . . . . . . . . . . . . . . . .       5,659         8.1           ---           ---         ---        ---
  4.00 -  4.99%  . . . . . . . . . . . . . . . .      13,546        19.3         3,419           4.5       1,574          2.1
  5.00 -  5.99%  . . . . . . . . . . . . . . . .       7,029        10.0        18,764          25.0      28,198         38.3
  6.00 -  6.99%  . . . . . . . . . . . . . . . .       3,590         5.1        19,918          26.5      10,981         14.9
  7.00 -  7.99%  . . . . . . . . . . . . . . . .       2,514         3.6         2,341           3.1         885          1.2
  8.00 -  8.99%  . . . . . . . . . . . . . . . .       4,382         6.2           526           0.7         247          0.4
                                                       -----        ----         -----         -----       -----          ---

 Total Certificates  . . . . . . . . . . . . . .      36,720        52.3        44,968          59.8      41,885         56.9
                                                     -------      ------       -------        ------     -------        -----
 Total Deposits  . . . . . . . . . . . . . . . .     $70,178       100.0%      $75,169         100.0%    $73,611        100.0%
                                                     =======       =====       =======         =====     =======        =====

      The following table sets forth the savings flows at the Bank during the periods indicated. Net increase refers to the amount of deposits during a period less the amount of withdrawals during the period.

                                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                            1994               1995               1996
                                                     ------------------ ------------------ ------------------
                                                                      (DOLLARS IN THOUSANDS)
            Opening balance . . . . . . . . . . . .       $ 74,708           $ 70,178           $ 75,169
            Deposits  . . . . . . . . . . . . . . .         93,726            100,836             91,640
            Withdrawals . . . . . . . . . . . . . .        101,001             99,151             97,018
            Interest credited . . . . . . . . . . .          2,745              3,306              3,820
                                                          --------           --------           --------
            Ending balance  . . . . . . . . . . . .        $70,178           $ 75,169           $ 73,611
                                                          ========           ========           ========

            Net increase (decrease) . . . . . . . .       $ (4,530)          $  4,991           $ (1,558)
                                                          ========           ========           ========


            Percent increase (decrease) . . . . . .          (6.06)%              7.11%            (2.07)%
                                                          ========           =========          ========


      The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1996.


                                            0.00-       5.00-      6.00-      7.00-      8.00% OR                  PERCENT
                                            4.99%       5.99%      6.99%      7.99%      GREATER       TOTAL       OF TOTAL
                                           -------     -------    -------    -------     --------     --------     --------
                                                                          (DOLLARS IN THOUSANDS)
Certificate accounts maturing
in quarter ending           :
----------------------------

March 31, 1997  . . . . . . . . . . . . .   $ 1,172    $ 6,864     $   701      $---        $  10     $ 8,748          20.89%

June 30, 1997 . . . . . . . . . . . . . .       164      7,716         953        11          ---       8,844          21.12

September 30, 1997  . . . . . . . . . . .       123      2,557       1,037       ---          ---       3,717           8.87

December 31, 1997 . . . . . . . . . . . .        48      2,155         262         4          ---       2,469           5.90

March 31, 1998  . . . . . . . . . . . . .        35      1,225       3,129        98          ---       4,486          10.71

June 30, 1998 . . . . . . . . . . . . . .       ---      1,269          84       ---          ---       1,353           3.23

September 30, 1998  . . . . . . . . . . .       ---        818          37        20          ---         875           2.09

December 31, 1998 . . . . . . . . . . . .       ---        574           5       ---          ---         579           1.38

March 31, 1999  . . . . . . . . . . . . .       ---      1,147          36        35          141       1,359           3.24

June 30, 1999 . . . . . . . . . . . . . .        20        548         623       ---          ---       1,191           2.84

September 30, 1999  . . . . . . . . . . .       ---          1         501        21            1         524           1.25

December 31, 1999 . . . . . . . . . . . .       ---         72         302       696          ---       1,070           2.55

Thereafter  . . . . . . . . . . . . . . .        12      3,252       3,311       ---           95       6,670          15.93
                                            -------    -------     -------      ----        -----     -------         ------

   Total  . . . . . . . . . . . . . . . .   $ 1,574    $28,198     $10,981      $885        $ 247     $41,885         100.00%
                                            =======    =======     =======      ====        =====     =======         ======

   Percent of total . . . . . . . . . . .      3.76%     67.32%      26.22%     2.11%        0.59%     100.00%
                                            =======    =======     =======      ====        =====     =======

      The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 1996.

                                                                       MATURITY
                                                 ----------------------------------------------------
                                                                   OVER        OVER
                                                    3 MONTHS      3 TO 6     6 TO 12        OVER
                                                    OR LESS       MONTHS      MONTHS      12 MONTHS        TOTAL
                                                 ------------- ----------- ------------ -------------  -------------
                                                                           (IN THOUSANDS)
       Certificates of deposit of less than
        $100,000 . . . . . . . . . . . . . . . .   $7,784      $6,939       $5,059        $16,323        $36,105

       Certificates of deposit of $100,000 or
        greater  . . . . . . . . . . . . . . . .      964       1,905        1,127          1,784          5,780
                                                   ------      ------       ------        -------        -------

       Total certificates of deposit . . . . . .   $8,748      $8,844       $6,186        $18,107        $41,885
                                                   ======      ======       ======        =======        =======


SUBSIDIARY AND OTHER ACTIVITIES

      As a federally chartered savings bank, North Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or unsecured loans to, service corporation subsidiaries. North Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.

      At December 31, 1996 North Federal had one active subsidiary, North Financial Corporation, which provides general insurance services to the customers of the Bank. The Bank's investment in its subsidiary was $9,838 at December 31, 1996. For the year ended December 31, 1996 North Financial Corporation had a net loss of $2,539.


                                   REGULATION

GENERAL

      North Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Chicago and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of North Federal, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. North Federal is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of North Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over North Federal.

      Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

      The OTS has extensive authority over the operations of savings associations. As part of this authority, North Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of North Federal were as of September 30, 1996 and November 10, 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When examinations are conducted by the OTS and the FDIC, the examiners may require an association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. North Federal's OTS assessment for the fiscal year ended December 31, 1996, was $34,099.

      The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions, including misleading or untimely reports filed with the OTS, may provide the basis for enforcement action. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

      In addition, the investment, lending and branching authority of North Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. North Federal is in compliance with the noted restrictions.

      The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, the Bank's lending limit under this restriction was $2.7 million. North Federal is in compliance with the loans-to-one-borrower limitation.

      The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

      North Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

      The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

      The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

      For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to
 .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $486,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Bank's results of operations for the quarter ended September 30, 1996. As a result of the special assessment, the Bank's deposit insurance premium was reduced to zero based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

      Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

REGULATORY CAPITAL REQUIREMENTS

      Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

      The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1996, the Bank did not have any intangible assets.

      The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At December 31, 1996, the Bank had no material subsidiary activity.

      At December 31, 1996, the Bank had tangible capital of $14.3 million, or 12.4% of adjusted total assets, which is approximately $12.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

      The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1996, the Bank had no intangibles which were subject to these tests.

      At December 31, 1996, North Federal had core capital equal to $14.3 million, or 12.4% of adjusted total assets, which is $10.8 million above the minimum leverage ratio requirement of 3.0% as in effect on that date.

       The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk- weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, the Bank had $208,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

      Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. North Federal had no such exclusions from capital and assets at December 31, 1996.

      In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

      OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12%, such as North Federal, is exempt from this requirement unless the OTS determines otherwise. This new rule is not expected to have any material adverse effect on the Bank.

      On December 31, 1996, North Federal had total capital of $14.5 million (including $14.3 million in core capital and $208,000 in qualifying supplementary capital) and risk-weighted assets of $45.2 million (including $1.0 million in converted off-balance sheet assets); or total capital of 32.0% of risk-weighted assets. This amount was $10.8 million above the 8.0% requirement in effect on that date.

      The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

       As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

      Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

      Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or receiver. The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

      The imposition by the OTS or the FDIC of any of these measures on North Federal may have a substantial adverse effect on the Bank's operations and profitability. The Company's shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

      OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

      Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

      Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

      The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

LIQUIDITY

      All savings associations, including North Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

      In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short- term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 15.6% and a short-term liquid assets ratio of 12.4%.

ACCOUNTING

      An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with Generally Accepted Accounting Principles. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. North Federal is in compliance with these amended rules.

      OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

QUALIFIED THRIFT LENDER TEST

      All savings associations, including North Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701 (a) (19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1996, the Bank met the test and has always met the test since its effectiveness.

      Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

COMMUNITY REINVESTMENT ACT

      Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of North Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

      The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank received a satisfactory CRA rating on its most recent CRA compliance examination.

TRANSACTIONS WITH AFFILIATES

      Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with North Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiary is not deemed an affiliate, however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

      Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

HOLDING COMPANY REGULATION

      The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Holding Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Holding Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

      As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than North Federal or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

      If North Federal fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

      The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

FEDERAL SECURITIES LAW

      The Common Stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

      Holding Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Holding Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Holding Company meets specified current public information requirements, each affiliate of the Holding Company is able to sell in the public market, without registration, a limited number of shares in any three- month period.

FEDERAL RESERVE SYSTEM

      The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, North Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

      Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

FEDERAL HOME LOAN BANK SYSTEM

      North Federal is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long- term advances are required to provide funds for residential home financing.

      As a member, North Federal is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1996, the Bank had $1.2 million in FHLB stock, which was in compliance with this requirement. Over the past five calendar years, such dividends have averaged 5.89% and were 6.73% for calendar year 1996.

      Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in North Federal's capital.

      For the year ended December 31, 1996, dividends paid by the FHLB of Chicago to North Federal totaled $71,000, which constitute a $32,000 increase from the amount of dividends received in 1995. The $20,000 dividend received for the quarter ended December 31, 1996 reflects an annualized rate of 7.00%, or 0.05% below the rate for 1995.

FEDERAL AND STATE TAXATION

FEDERAL TAXATION

      General. The following is a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the company. The Company and Bank have not been audited by the IRS during the last 12 years. For federal income tax purposes, the Company and the Bank file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other coprorations and with some exceptions, including particularly the Bank's tax reserve bor bad debts, discussed below.

RECENT TAX LEGISLATION REGARDING TAX BAD DEBT RESERVES

      Prior to the enactment, on august 20, 1996, of the Small business Job Protection Act of 1996 (the "Small business Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving atheir taxable income. The Bank's deduction with respect to "qualifying loans," which are generallyt loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

      Under the Small Business Act, the PTI Method was repealed and the Bank will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's taxable year beginning January 1, 1996. In addition, the Bank will be required to recapture (i.e., take into taxable income) over six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) its "base year reserve," i.e., the balance of such reserves as of December 31, 1987 or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996.

      Distributions. To the extent that the Bank makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's base year reserve to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in the Bank's income.

      The amount of additional taxable income created from a nondividend distribution is equal to the lesser of the Bank's base year reserve and supplemental reserve for losses on loans; or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the nondivided distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

      Corporate Alternative Minimum Tax. the Internal Revenue Code of 1986, as amended (the "Code"), imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million is imposed on corporations, including the Bank, whether or not an AMT is paid. Under pending legislative proposals, the environmental tax would be extended to taxable years beginning before January 1, 2007. The Bank does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

      Elimination of Dividends; Dividends Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from domestic corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Company and the Bank own more than 20% of the stock of a corporation paying a dividend. Under pending legislative proposals, the 70% dividends received deduction would be reduced to 50% with respect to dividends paid after enactment of such legislation.

STATE AND LOCAL TAXATION

      STATE OF ILLINOIS. The Company and the Bank file a combined unitary Illinois income tax return. For Illinois income tax purposes the Company and the Bank are taxed at an effective rate equal to 7.3% of Illinois Taxable Income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on

United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois Taxable Income of the Company and the Bank.

      As a Delaware holding company, the Company has registered as a foreign corporation authorized to transact business in Illinois. As such, it file an Illinois Foreign Corporation Annual Report and pays an annual franchise tax to the State of Illinois.

      STATE OF DELAWARE. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is files an annual report with and pays an annual franchise tax to the State of Delaware.

COMPETITION

      North Federal faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers making loans secured by real estate located in the Bank's market area. Other savings institutions, commercial banks and credit unions provide vigorous competition in consumer lending.

      The Bank attracts all of its deposits through its main and branch office, primarily from the communities in which those offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, mutual funds and credit unions located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at highly competitive rates, convenient business hours, with interbranch deposit and withdrawal privileges at each and access to automated teller machines.

EMPLOYEES

      At December 31, 1996, the Company had a total of 35 employees, including two part-time employees. Management considers its employee relations to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Bank owns its main office building and leases space for its branch office. The Bank also owns a parking lot at 1635 N. Clark St., Chicago, Illinois. As of December 31, 1996, the net book value of the Bank's investment in premises, equipment and leaseholds was approximately $1,061,000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiary are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of the various legal proceedings involving the Company and its subsidiary cannot be predicted with certainty, it is the opinion of management, after consultation with counsel, that the resolution of these legal actions should not have a material effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Page 47 of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Pages 4 through 16 of the Company's 1996 Annual Report to Stockholders are herein incorporated by reference.


ITEM 7.  FINANCIAL STATEMENTS

         Pages 17 through 46 of the Company's 1996 Annual Report to Stockholders and herein incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following is a description of the Company and the Bank's executive officers who are not also directors as of December 31, 1996.

         Victor E. Caputo - Mr. Caputo, age 52, joined the Bank as Senior Vice President for Operations in January 1995. He was appointed Executive Vice President and Corporate Secretary of the Company and the Bank in April 1995. Mr. Caputo formerly was Senior Vice President and Chief Operations Officer of Argo Federal Savings Bank. Mr. Caputo has also served as an audit supervisor at KPMG Peat Marwick LLP in Chicago. He has over 20 years experience in the thrift industry. He is a member of the American Institute of Certified Public

Accountants, the Financial Managers Society and the Illinois Society of Certified Public Accountants.

         Martin W. Trofimuk - Mr. Trofimuk, age 36, was appointed as Vice President and Treasurer of the Company and the Bank in 1993. Mr. Trofimuk has served in various capacities since joining the Bank in 1985. He is President of the Chicago Chapter of the Financial Managers Society and a member of the Institute of Financial Education.

         Larry R. Harvey - Mr. Harvey, age 56, joined the Bank as Vice President in 1992. Mr. Harvey is a certified financial planner and a member of the International Association of Financial Planners. He also serves as Treasurer and Trustee of the Chicago Savings and Trust Forum and as an elder of the First Presbyterian Church in Highland Indiana.

         John K. Taylor - Mr. Taylor, age 44, joined the Bank as Loan Department Manager in March 1993. He was promoted to Vice President in April 1994. Mr. Taylor has 17 years of banking experience. He is a graduate of Kelly College, in England and is a member of the Society of Mortgage Professionals. He is also a member of the parish Council and lector of St. Germaine Church in Oak Lawn.

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, the Registrant complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners.

ITEM 10.    EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (A)  EXHIBITS

                                                                                                    SEQUENTIAL
                                                                                                   PAGE NUMBER
                                                                               REFERENCE TO       WHERE ATTACHED
                                                                               PRIOR FILING        EXHIBITS ARE
                                                                                OR EXHIBIT          LOCATED IN
         REGULATION                                                               NUMBER               THIS
        S-B EXHIBIT                                                              ATTACHED          FORM 10-KSB
           NUMBER                            DOCUMENT                             HERETO              REPORT
      ---------------- ---------------------------------------------------------------------- ---------------------
             2         Plan of acquisition, reorganization, arrangement,           None           Not applicable
                       liquidation or succession
            3(i)       Certificate of Incorporation                                 *             Not applicable
           3(ii)       By-Laws                                                      *             Not applicable
             4         Instruments defining the rights of holders,                  *             Not applicable
                       including indentures
             9         Voting trust agreement                                      None           Not applicable
            10.1       1993 Stock Option and Incentive Plan                         *             Not applicable
            10.2       Recognition and Retention Plan                               *             Not applicable
            10.3       Supplemental Employee Stock Retirement Plan                  *             Not applicable
            10.4       Form of employment agreement with Mary Ann Hass,             *             Not applicable
                       Joseph A. Graber, Victor E. Caputo and Martin W.
                       Trofimuk
             11        Statement regarding computation of per share                None           Not applicable
                       earnings
             13        Annual report to security holders                            13               Page 43
             16        Letter on change in certifying accountant                   None           Not applicable
             18        Letter on change in accounting principles                   None           Not applicable
             21        Subsidiaries of Registrant                                   **            Not applicable
             22        Published report regarding matters submitted to vote        None           Not applicable
             23        Consents of experts and counsel                              23               Page 93
             24        Power of attorney                                       Not required       Not applicable
             27        Financial data schedule                                      27               Page 94
             28        Information from reports furnished to state                 None           Not applicable
                       insurance regulatory authorities
             99        Additional exhibits                                     Not required       Not applicable

_________________
* Filed as exhibits to the Registrant's Form S-1 registration statement (File No. 33-69444) and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.

            (B)  REPORTS ON FORM 8-K

         The Company filed reports on Form 8-K on October 15, 1996 regarding the release of earnings for September 30, 1996 and a quarterly dividend and November 27, 1996 in connection with the completion of a stock repurchase program.