Form 10QSB
period 1997-03-31
NORTH BANCSHARES INC
filed 1997-05-02
CIK 912623

<PAGE 1>
=============================================================================
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997


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
(State or other jurisdiction                       I.R.S. Employer
of Incorporation or organization                Identification Number


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

                         Yes (X)                 No ( )

   As of April 30, 1997, there were 1,027,308 outstanding shares of the Registrant's Common Stock.

   Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

=============================================================================
<PAGE 2>


                                    NORTH BANCSHARES, INC.

                                       Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)
           Item 1. Consolidated Financial Statements                      3
                   Notes to Consolidated Financial Statements             6

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          7

Part II - OTHER INFORMATION                                              12
           Item 1. Legal Proceedings                                     12
           Item 6. Exhibits and Reports on Form 8-K                      12

FORM 10-QSB SIGNATURE PAGE                                               14

<PAGE 3>



Part I. Financial Information

Item 1. Consolidated Financial Statements


                                        NORTH BANCSHARES, INC.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           (IN THOUSANDS)

ASSETS                                       MARCH 31, 1997   DEC 31, 1996
                                               (UNAUDITED)
Cash and due from banks                           $   559       $   618
Interest-bearing deposits                           2,545         2,644
Federal funds sold                                    375         4,800
Investment in dollar denominated mutual funds       2,129           547
                                                    -----         -----
   TOTAL CASH AND CASH EQUIVALENTS                  5,608         8,609

Investment securities available for sale           29,327        24,426
Mortgage-backed securities held-to-maturity         7,138         7,465
Loans receivable, net of allowance for loan
 losses of $208 at March 31, 1997 and
 at December 31, 1996                              74,096        73,378
Accrued interest receivable                         1,084         1,025
Premises and equipment, net                         1,074         1,061
Stock in Federal Home Loan Bank of Chicago          1,390         1,205
Other assets                                          294           304
                                                   ------        ------
   TOTAL ASSETS                                  $120,011      $117,473
                                                  =======       =======
LIABLITIES AND STOCKHOLDERS' EQUITY

Deposit accounts                                 $ 72,124       $73,611
Borrowed funds                                     27,800        24,100
Advance payments by borrowers for
 taxes and insurance                                  815         1,203
Other liabilities                                   1,739           736
                                                   ------        ------
   TOTAL LIABILITIES                              102,478        99,650

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value. 500,000
 shares authorized; none outstanding                   -             -
Common stock, $.01 Par value. 3,500,000
 shares authorized; 1,437,501 shares issued,
 1,034,950 outstanding at March 31, 1997 and
 1,057,950 outstanding at December 31, 1996            14            14
Additional paid-in capital                         13,709        13,688
Retained earnings, substantially restricted        11,090        10,988
Treasury stock at cost (402,551 shares at
 March 31, 1997 and 379,551 shares at
 December 31, 1996)                                (5,764)       (5,340)
Unrealized loss on securities
 available for sale, net of tax effect               (714)         (678)
Additional pension liability, net of tax             (108)         (108)
Common stock acquired by Employee Stock
   Ownership Plan                                    (639)         (667)
Deferred compensation                                 (55)          (74)
                                                   ------        ------
   TOTAL STOCKHOLDERS' EQUITY                      17,533        17,823
                                                   ------        ------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $120,011      $117,473
                                                  =======       =======


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

<PAGE 4>


                                NORTH BANCSHARES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)
                                    (IN THOUSANDS)


                                                     THREE MONTHS ENDED MARCH 31,
                                                         1997          1996
INTEREST INCOME
  Loans receivable                                   $1,449        $1,133
  Interest-bearing deposits and federal funds sold       48            86
  Investment securities available-for-sale              465           488
  Investment securities held-to-maturity                  -             2
  Mortgage-backed securities available-for-sale           -            90
  Mortgage-backed securities held-to-maturity           125           159
  Dollar denominated mutual funds                        34            20
  Dividends on FHLB of Chicago stock                     22            13
                                                      -----         -----
TOTAL INTEREST INCOME                                 2,143         1,991
                                                      -----         -----
INTEREST EXPENSE
  Deposit accounts                                      773           831
  Borrowed funds                                        401           260
                                                      -----         -----
TOTAL INTEREST EXPENSE                                1,174         1,091
                                                      -----         -----

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES    969           900

PROVISION FOR LOAN LOSSES                                 -             8
                                                      -----         -----
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     969           892
                                                      -----         -----

NON-INTEREST INCOME
  Gain (loss) on sale of investment securities
   available-or-sale                                     48            (1)
  Fees and service charges                               46            45
  Other                                                   4             6
                                                      -----         -----
TOTAL NON-INTEREST INCOME                                98            50
                                                      -----         -----
NON-INTEREST EXPENSE
  Compensation and benefits                             394           335
  Occupancy expense                                     113            98
  Professional fees                                      38            41
  Data processing                                        42            27
  Advertising and promotion                              31            31
  Federal deposit insurance premium                      12            52
  Recognition and retention plan                         19            19
  Other                                                  97            63
                                                      -----         -----
TOTAL NON-INTEREST EXPENSE                              746           666
                                                      -----         -----

INCOME BEFORE TAXES                                     321           276

INCOME TAX EXPENSE                                       92            89
                                                      -----         -----
NET INCOME                                            $ 229         $ 187
                                                      =====         =====


EARNINGS PER SHARE PRIMARY                             $.22          $.16
EARNINGS PER SHARE FULLY DILUTED                       $.22          $.16
WEIGHTED AVERAGE SHARES OUTSTANDING               1,036,803     1,184,109



       SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

<PAGE 5>



                                   NORTH BANCSHARES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                      (IN THOUSANDS)

<Cation>


                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                      1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  229        $  187
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                       36            25
      Provision for loan losses                            -             8
      Deferred loan fees, net of amortization             (1)          (29)
      Amortization of premiums and discounts              11            69
      Amortization of cost of stock benefit plans         47            47
      Loss (gain) on sale of investment securities
        and mutual funds available for sale              (48)            1
      Changes in assets and liabilities:
        Increase in accrued interest
          receivable                                     (59)          (74)
        Increase in other assets, net                     10          (390)
        Increase in other liabilities                   1,024          419
                                                        -----        -----
Net cash provided by operating activities               1,249          263
                                                        -----        -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment securities
       available for sale                              (5,225)      (8,992)
   Proceeds from sales of investment securities
       and mutual funds available for sale                326            -
   Proceeds from sales of mortgage-backed securities
       available for sale                                   -        6,496
   Maturities of investment securities
       available for sale                                   -        5,500
   Maturities of investment securities
       held to maturity                                     -          500
   Loan originations                                   (2,420)      (5,004)
   Loan repayments                                      1,703        2,966
   Repayments of mortgage-backed securities               326          741
   Purchase of Federal Home Loan Bank of Chgo Stock      (185)        (213)
   Purchase of premises and equipment                     (49)         (41)
   Decrease in payable to brokers                           -         (650)
                                                        -----        -----
Net cash provided by (used in) investing activities    (5,524)       1,303
                                                        -----        -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in deposit accounts                        (1,487)        (214)
   Decrease in advance payments by borrowers
     for taxes and insurance                             (388)        (351)
   Increase in borrowings                               3,700        5,000
   Purchase of treasury stock                            (472)        (922)
   Dividends paid                                        (127)        (123)
                                                        -----        -----
Net cash provided by financing activities               1,274        3,390
                                                        -----        -----
Net increase (decrease) in cash and cash equivalents   (3,001)       4,956

Cash and cash equivalents at beginning of period        8,609        8,293
                                                        -----        -----
Cash and cash equivalents at end of period             $5,603      $13,249
                                                        =====       ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments during the period for:
     Interest                                             667          680


        SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

<PAGE 6>


                                     NORTH BANCSHARES, INC.
                        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the audited and unaudited consolidated financial statements contain all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial condition as of March 31, 1997 and December 31, 1996 and results of operations for the three-month period ended March 31, 1997 and March 31, 1996, but are not necessarily indicative of the results which may be expected for the entire year.

(2)  Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of North Bancshares, Inc. (the "Company"), and its wholly-owned subsidiary North Federal Savings Bank (the "Bank"), and its subsidiary North Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)  Earnings Per Share

     Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding for the three months ended March 31, 1997 and March 31, 1996. Stock options are treated as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Shares purchased by the Employee Stock Ownership Plan but not allocated to participants have been excluded from the primary and fully diluted earnings per share calculation. Common stock equivalents are computed using the treasury stock method and committed ESOP shares are computed using the released shares outstanding method.

(4) Stock Repurchase Program

     On January 21, 1997, the Company announced a stock repurchase program of 100,000 shares or approximately 9.5% of its outstanding shares of Common Stock. The shares will be repurchased in open market transactions or in privately negotiated transactions over a one year period. Management continues to believe that stock repurchase programs provide enhanced value to both the Stockholders and the Company.

(5) Reclassifications

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

(6) Commitments and Contingencies

     At March 31, 1997 the Bank had outstanding commitments to originate mortgage loans in the amount of $2.2 million.

<PAGE 7>
     As a credit enhancement, the Bank has guaranteed the repayment of $1.0 million of a $17.0 million municipal revenue bond secured by a first mortgage loan on a 216 unit apartment building project, which includes retail space on the ground floor of the building. At March 31, 1996 the Bank has pledged
U. S. Government securities with an amortized cost of $1.2 million. At March 31, 1997, the Bank has allocated $160,000 to a specific reserve for the project based on a proposed repurchase of the outstanding bonds at a discount


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The primary business of the Company is that of a independent community -oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public, borrows funds or enters into reverse repurchase agreements and uses such funds to originate or acquire one-to-four family residential mortgages, or loans secured by small apartment buildings or mixed use properties. To a lesser extent, the Company originates consumer loans in its primary market area. The Company also invests in federal agency mortgage-backed securities, U. S. Government and agency securities, investment grade securities, common stocks of other financial institutions and money market accounts.

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

    The Company's net loans receivable increased $718,000 or 1.0% from $73.4 million at December 31, 1996 to $74.1 million at March 31, 1997. The Bank is currently focusing its marketing efforts on both owner occupied and non-owner occupied one-to-four unit dwellings and small apartment buildings. In order to more effectively compete for loan originations in its market area, the Bank offers 80% financing on non-owner occupied properties with a cash out feature. The Bank also offers low down payment mortgages to homebuyers accompanied with appropriate mortgage insurance. The Bank has a First Time Homebuyer Program for purchases within its delineated community, acquires loans from mortgage brokers or purchases loans or participations from other financial institutions. For the three months ended March 31, 1997 the Bank originated $2.4 million in mortgage, consumer and commercial loans of which $1.7 million or 71.0% were adjustable rate or balloon type mortgages. Approximately 40% of these loans are located within the Bank's CRA assessment area. Of the $2.4 million in mortgage, consumer and commercial loans originated during the three months ended March 31, 1997, $2.1 million were for the purchase of properties and $330,000 were refinancings. None of the refinancings were loans from the Bank's existing portfolio. At March 31, 1997, the Bank had $6.5 million in loan applications pending approval and closing.

     The Company continues to believe that maintaining loan delinquencies at the lowest possible levels is imperative to achieving adequate profitability, and will continue its policy of underwriting loans that it originates and acquires in what it believes is a conservative and consistent manner. At March 31, 1997 and December 31, 1996, there were no loans delinquent 90 days or more. The allowance for loan losses at March 31, 1997 remains at $208,000.

<PAGE 8>
FORWARD-LOOKING STATEMENTS

     When used in this 10-QSB, and in future filings by the Company with the SEC, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for oans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, sales and maturities of other investment securities, borrowings from the Federal Home Loan Bank of Chicago and to a limited extent, reverse repurchase agreements. The Company uses its liquid resources to fund loan commitments, to meet operating expenses, to purchase investment securities and to fund deposit withdrawals. Management believes that these sources of funds will be adequate to meet the liquidity needs of the Company for the balance of the fiscal year.

     The OTS requires minimum levels of liquid assets. OTS regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 5% of the sum of its average daily balance of net withdrawable accounts and borrowings payable in one year or less. At March 31, 1997 the Bank's liquidity ratio was 10.75% compared with 15.6% at December 31, 1996. In addition, the Bank is required to maintain short term liquid assets equal to at least 1.0% of the average sum of net withdrawable deposits and other borrowings. The Bank's short term liquidity ratio was 7.55% at March 31, 1997 compared with 12.4% at December 31, 1996. These levels are expected to continue to decline slightly as new loan originations replace short and medium term investments.

     The primary investing activities of the Company are lending on single family and small multi-family residential properties, purchases of mortgage -backed securities and the purchase of U.S. government and agency securities. The Company's loan origination marketing efforts and mortgage broker relationships have maintained adequate loan demand. Management believes that adequate liquidity will be available to fund any increased loan demand. The Company does not have the same regulatory restrictions on investments as the Bank and makes investments in debt and equity securities of financial service firms.

<PAGE 9>

     Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a
percentage of risk-adjusted assets.   At March 31, 1997, the Bank exceeded
its regulatory capital standards. At such date, the Bank's tangible capital, core capital and risk-based capital of $14.3 million, $14.3 million and $14.5 million, respectively, exceeded the applicable minimum requirements by $12.5 million or 10.7%, $10.7 million or 9.2% and $10.9 million or 24.4%, respectively.


CHANGES IN FINANCIAL CONDITION

     Total assets increased $2.5 million or 2.1% from $117.5 million at December 31, 1996 to $120.0 million at March 31, 1997. The increase was primarily attributable to a $5.6 million increase in investment securities and net loans receivable, partially offset by a $3.0 million decrease in cash and cash equivalents.

     Net loans receivable increased $718,000 or 1.0% from $73.4 million at December 31, 1996 to $74.1 million at March 31, 1997. The Company originated $2.4 million in mortgage, consumer and commercial loans during the three months ended March 31, 1997. Repayments of loans during the three months ended March 31, 1997 amounted to $1.7 million.

     Investment securities increased $4.9 million or 20.1% from $24.4 million at December 31, 1996 to $29.3 million at March 31, 1997. The increase was primarily attributable to the purchase of $5.2 million in investment securities, which included a $3.7 million U. S. Government callable security leveraged with a Federal Home Loan Bank advance, partially offset by the sale of $326,000 of available-for-sale securities. These leveraged transactions are done to increase interest income at little or no risk by securing FHLB advances to purchase U. S. Government securities, in order to secure an attractive interest rate spread.

     Deposit accounts decreased $1.5 million or 2.0% from $73.6 million at December 31, 1996 to $72.1 million at March 31, 1997. The decrease was proportionate to all classes of deposit accounts and can generally be attributed to payments for real estate taxes and income taxes. The number of checking accounts and money market accounts increased by 2.3%, a result of the continued marketing of a "Free Checking Account" and a more attractive method of interest payment on the Bank's money market accounts. Management expects to experience some additional deposit shifting from certificates, and interest-bearing checking accounts to non-interest bearing checking accounts as it continues to promote free checking accounts. Management believes that checking accounts provide a more stable source of funds and additionally produce fee income.

     Borrowed funds increased by $3.7 million from $24.1 million at December 31, 1996 to $27.8 million at March 31, 1997. The $3.7 million increase was used in a leveraged securities transaction at an interest rate spread of 1.80% to the maturity of the advance.

     Other liabilities increased by $1.0 million, or 136.3% from $736,000 at December 31, 1996 to $1.7 million at March 31, 1997. The increase was primarily attributable to accrued interest payable on certificates of deposit that pay interest annually on December 31st of each year and outstanding checks.

<PAGE 10>
     Stockholders' Equity totaled $17.5 million or 14.6% of total assets at March 31, 1997. Retained earnings increased by $102,000 from $11.0 million at December 31, 1996 to $11.1 million at March 31, 1997, a result of $229,000 in net earnings for the three months ended March 31, 1997 partially offset by a $127,000 dividend payment. A total of $714,000 in unrealized losses, net of related tax effect, on securities available for sale at March 31, 1997 have been recorded as a component of Stockholders' Equity. The majority of securities that have unrealized losses are short, intermediate, and long term securities that, in all likelihood will not produce a loss unless sold prior to maturity. Treasury stock increased by $424,000 or 7.9% from $5.3 million at December 31, 1996 to $5.8 million at March 31, 1997, due to the repurchase of 23,000 shares at an average cost of $18.42 per share, as part of the ongoing stock repurchase program.



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

     GENERAL. Net income increased $42,000 or 22.5% from $187,000 for the three months ended March 31, 1996 to $229,000 for the three months ended March 31, 1997. Earnings per primary share increased $.06 or 37.5% from $.16 per share for the three months ended March 31, 1996 to $.22 for the three months ended March 31, 1997. The increase was primarily attributable to a $49,000 increase in gains on the sale of investment securities.

     INTEREST INCOME. Interest income increased $152,000 or 7.6% from $2.0 million for the three months ended March 31, 1996 to $2.1 million for the three months ended March 31, 1997. The increase was primarily attributable to a $316,000 increase in interest on loans receivable, partially offset by a $149,000 decrease in interest on investment securities and mortgage-backed securities. In addition, there was an increase in the annualized yield on average interest-earning assets from 7.27% for the three months ended March 31, 1996 to 7.35% for the three months ended March 31, 1997. Management believes the Company will continue to experience modest increases in interest income during 1997 compared with 1996 as a result of the reallocation of lower yielding investments into mortgage, consumer and commercial loans.

     INTEREST EXPENSE. Interest expense increased $83,000 or 7.6% from $1.1 million for the three months ended March 31, 1996 to $1.2 million for the three months ended March 31, 1997. The increase was primarily attributable to a $141,000 increase in interest on borrowed funds as a result of $10.0 million in leveraged securities transactions using Federal Home Loan Bank advances, conducted during 1996 and $3.7 million during the first quarter of 1997. This increase was partially offset by a $58,000 decrease in interest on deposit accounts. The decrease in interest on deposit accounts reflects the shift in deposit accounts from higher cost certificates of deposit to non -interest bearing checking accounts, lower cost money market accounts, and a decrease in total average outstanding balances of interest-bearing deposit accounts. In addition there was a decrease in the annualized average cost of interest-bearing liabilities from 4.91% for the three months ended March 31, 1996 to 4.82% for the three months ended March 31, 1997, due to the refinance of a $5.0 million FHLB advance at a reduced interest rate and a $3.4 million decrease in the average outstanding balance of certificate accounts.

     PROVISION FOR LOAN LOSSES. The Company did not add to its allowance for loan losses for the three months ended March 31, 1997 compared with $8,000 for the three months ended March 31, 1996. The allowance for loan losses to net loans receivable amounted to .28% at March 31, 1997, however, there were no loans delinquent 90 days or more at March 31, 1997. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance of the Company's loan portfolio, the economy, changes in real estate values, interest rates, and the view of the regulatory authorities toward reserve levels and inflation.

<PAGE 11>
     NON-INTEREST INCOME. Non-interest income increased $48,000 or 96.0% from $50,000 for the three months ended March 31, 1996 to $98,000 for the three months ended March 31, 1997. The inrease was attributable to a $49,000 increase in gains on the sale of investment securities, available-for-sale.

     NON-INTEREST EXPENSE. Non-interest expense increased by $80,000 or 12.0% from $666,000 for the three months ended March 31, 1996 to $746,000 for the three months ended March 31, 1997. The increase was primarily attributable to a $59,000 increase in compensation and benefits expense which was due primarily to an increase in staff and an increase in ESOP expense related to an increase in the price of the Company's stock to be released during 1997. In addition, $34,000 in other expense was recorded as a specific reserve for the Arlington Heights credit enhancement, previously discussed.

     INCOME TAX EXPENSE. The allocation for federal and state income taxes increased by $3,000 from $89,000 for the three months ended March 31, 1996 to $92,000 for the three months ended March 31, 1997. The increase was primarily attributable to a $45,000 increase in net income before taxes. The effective tax rate decreased from 32.3% for the three months ended March 31, 1996 to 28.7% for the three months ended March 31, 1997 due primarily to $48,000 of income for the three months ended March 31, 1997 which represented capital gains on securities sales that were used to offset a capital loss carry-forward and therefore not taxed.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND OTHER REGULATORY ISSUES

     In June 1996, FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement
125), was issued and is applicable to all entities, both public and non-public . Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. Statement 125 provides standards to determine whether transfers of financial assets are to be accounted for as sales or secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement is effective December 31, 1996 and amends FASB Statement No. 125 by delaying for one year the effective date for the following types of transfers of financial assets: secured borrowings and collateral, repurchase agreements, dollar-rolls and securities lending. The Company adopted both Statements on January 1, 1997, and does not expect them to have a material effect on the Company's financial position or results of operations.


     In February 1997, FASB Statement No. 128, "Earnings Per Share"
(Statement 128), was issued. Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. Statement 128 was issued to simplify the computation of EPS and to make the U. S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex cpaital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully disluted EPS under APB 15.

     Statment 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. The Company does not expect adoption of Statement 128 to have a significant impact on the Company's financial statements.


RECAPITALIZATION OF FDIC

    Legislation to recapitalize the Federal Deposit Insurance Corporation
(FDIC) Savings Association Insurance Fund (SAIF), that was signed into law on September 30, 1996, resulted in the recording of a charge to the Bank's earnings of $285,000, net of tax, during 1996. The Bank's strong capital position was minimally affected by this one time charge and an anticipated reduction in the annual FDIC-SAIF premium assessment from $.23 to approximately $.065 per $100 of deposits will help to improve the Bank's short and long term earnings outlook and place the Bank in a more competitive position with commercial banks. In addition, other pending legislation includes a requirement that federally chartered thrifts convert to national banks or state chartered institutions. Management cannot predict or determine the ultimate form of any legislation or the impact such final legislation would have on the Company and its operations.




<PAGE 12>

PART II - OTHER INFORMATION

          Item 1. Legal Proceedings

          There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.


          Item 6. Exhibits and Reports on Form 8-K

          (A)  Exhibits:
               EX-27 Financial Data Schedule
               North Bancshares, Inc. Stock Option Plan as amended by the
                Board of Directors on January 21, 1997.
               North Bancshares, Inc. Management Recognition and Retention
                Plan as amended by the Board of Directors on January 21, 1997

          (B) 1. Form 8-K dated January 21, 1997, Registrant issued press release dated January 21, 1997 regarding fourth quarter 1996 earnings, an increase in the regular quarterly dividend and a stock repurchase program.






<PAGE 13>


                                                    SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              NORTH BANCSHARES,INC.
                                                  (Registrant)



Date    May 2, 1997                            /S/ Joseph A. Graber
                                                 Joseph A. Graber
                                                 President



Date    May 2, 1997                            /S/ Martin W. Trofimuk
                                                 Martin W. Trofimuk
                                                 Vice President and
                                                 Treasurer