Form 10QSB
period 1997-06-30
NORTH BANCSHARES INC
filed 1997-08-08
CIK 912623

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

                     Yes (X)                         No ( )

        As of July 28, 1997, there were 992,328 outstanding shares of the Registrant's Common Stock.

        Transitional Small Business Disclosure Format (Check one):Yes( )No (X)



<PAGE 2>

                                    NORTH BANCSHARES, INC.

                                      Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)
          Item 1. Consolidated Financial Statements                     3
                   Notes to Consolidated Financial Statements           6

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        7

Part II - OTHER INFORMATION                                            13
           Item 1. Legal Proceedings                                   13
           Item 4. Submission of matters to vote of security holders   14
           Item 6. Exhibits and Reports on Form 8-K                    14

FORM 10-QSB SIGNATURE PAGE                                             15



<PAGE 3>


   Part I. Financial Information

   Item 1. Consolidated Financial Statements

                                        NORTH BANCSHARES, INC.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           (IN THOUSANDS)

ASSETS                                        JUNE 30, 1997   DEC 31, 1996
                                               (UNAUDITED)
Cash and due from banks                           $   651       $   618
Interest-bearing deposits                           2,075         2,644
Federal funds sold                                    525         4,800
Investment in dollar denominated mutual funds       1,571           547
                                                    -----         -----
   TOTAL CASH AND CASH EQUIVALENTS                  4,822         8,609

Investment securities available-for-sale           26,964        24,426
Mortgage-backed securities held-to-maturity         6,694         7,465
Loans receivable, net of allowance for loan
 losses of $208 at June 30, 1997 and
 at December 31, 1996                              77,448        73,378
Accrued interest receivable                         1,145         1,025
Premises and equipment, net                         1,062         1,061
Stock in Federal Home Loan Bank of Chicago          1,390         1,205
Other assets                                           61           304
                                                  -------       -------
   TOTAL ASSETS                                  $119,586      $117,473
                                                  =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposit accounts                                 $ 71,633       $73,611
Borrowed funds                                     27,800        24,100
Advance payments by borrowers for
 taxes and insurance                                1,309         1,203
Other liabilities                                   1,932           736
                                                   ------        ------
   TOTAL LIABILITIES                              102,674        99,650

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 500,000
 shares authorized; none outstanding                   -             -
Common stock, $.01 par value, 3,500,000
 shares authorized; 1,437,501 shares issued,
 994,585 outstanding at June 30, 1997 and
 1,057,950 outstanding at December 31, 1996            14            14
Additional paid-in capital                         13,612        13,688
Retained earnings, substantially restricted        11,141        10,988
Treasury stock at cost (442,916 shares at
 June 30, 1997 and 379,551 shares at
 December 31, 1996)                                (6,651)       (5,340)
Unrealized loss on securities
 available for sale, net of tax effect               (454)         (678)
Additional pension liability, net of tax             (108)         (108)
Common stock acquired by Employee Stock
   Ownership Plan                                    (611)         (667)
Deferred compensation                                 (31)          (74)
                                                   ------        ------
   TOTAL STOCKHOLDERS' EQUITY                      16,912        17,823
                                                   ------        ------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $119,586      $117,473
                                                  =======       =======

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


<PAGE 4>

                                         NORTH BANCSHARES, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)
                                             (IN THOUSANDS)

                                                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                            1997          1996           1997          1996
INTEREST INCOME
  Loans receivable                                          $1,487        $1,248         $2,936         $2,381
  Interest-bearing deposits and federal funds sold              34            66             82            152
  Investment securities available for sale                     512           635            977          1,123
  Investment securities held-to-maturity                         -             -              -              2
  Mortgage-backed securities available for sale                  -             -              -             90
  Mortgage-backed securities held-to-maturity                  121           133            246            292
  Dollar denominated mutual funds                               18            12             52             32
  Dividends on FHLB of Chicago stock                            23            16             45             29
                                                             -----         -----          -----          -----
TOTAL INTEREST INCOME                                        2,195         2,110          4,338          4,101
                                                             -----         -----          -----          -----

INTEREST EXPENSE
  Deposit accounts                                             779           855          1,552          1,686
  Borrowed funds                                               446           335            847            595
                                                             -----         -----          -----          -----
TOTAL INTEREST EXPENSE                                       1,225         1,190          2,399          2,281
                                                             -----         -----          -----          -----

  NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES         970           920          1,939          1,820

PROVISION FOR LOAN LOSSES                                        -             -              -              8
                                                             -----         -----          -----          -----

  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          970           920          1,939          1,812
                                                             -----         -----          -----          -----

NON-INTEREST INCOME
  Gain on sale of investment securities available for sale       6             9             54              8
  Fees and service charges                                      57            42            103             87
  Other                                                          5             6              9             12
                                                             -----         -----          -----          -----
TOTAL NON-INTEREST INCOME                                       68            57            166            107
                                                             -----         -----          -----          -----

NON-INTEREST EXPENSE
  Compensation and benefits                                    418           342            812            677
  Occupancy expense                                            117           103            230            201
  Professional fees                                             48            62             86            103
  Data processing                                               43            32             85             59
  Advertising and promotion                                     32            66             63             97
  Federal deposit insurance premium                             11            52             23            104
  Recognition and retention plan                                23            18             42             37
  Other                                                        104            93            201            156
                                                             -----         -----          -----          -----
TOTAL NON-INTEREST EXPENSE                                     796           768          1,542          1,434
                                                             -----         -----          -----          -----

INCOME BEFORE TAXES                                            242           209            563            485

INCOME TAX EXPENSE                                              67            76            159            165
                                                             -----         -----          -----          -----
NET INCOME                                                   $ 175         $ 133          $ 404          $ 320
                                                             =====         =====          =====          =====




EARNINGS PER SHARE PRIMARY                                    $.18          $.12           $.40           $.28
EARNINGS PER SHARE FULLY DILUTED                              $.18          $.12           $.40           $.28
WEIGHTED AVERAGE SHARES OUTSTANDING                        997,689     1,109,206      1,013,424      1,146,736


        SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
<PAGE 5>


                                       NORTH BANCSHARES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                           (IN THOUSANDS)

                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                    1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $ 404           $   320
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                    57                38
      Provision for loan losses                         -                 8
      Deferred loan fees, net of amortization          (7)              (80)
      Amortization of premiums and discounts           15                90
      Amortization of cost of stock benefit plans      99                93
      Gain on sale of investment securities
       available for sale                             (54)               (8)
      Changes in assets and liabilities:
        Increase in accrued interest receivable      (120)             (202)
        Decrease in other assets, net                 243               257
        Increase in other liabilities               1,071               743
Net cash provided by operating activities           1,708             1,259

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment securities
    available-for-sale                             (5,225)          (14,893)
   Proceeds from sales of investment securities
    available for sale                              3,001             1,000
   Proceeds from sales of mortgage-backed
    securities available for sale                       -             6,496
   Maturities of investment securities
    available-for-sale                                  -             6,500
   Maturities of investment securities
    held-to-maturity                                    -               500
   Loan originations                               (9,036)          (15,658)
   Loan repayments                                  4,973             5,606
   Repayments of mortgage-backed securitie            769             1,420
   Purchase of Federal Home Loan Bank of Chgo Stock  (185)             (463)
   Purchase of premises and equipment                 (58)             (146)
   Decrease in payable to brokers                       -            (1,000)
   Increase in receivable from brokers                  -            (1,000)
Net cash used in investing activities              (5,761)          (11,638)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in deposit accounts         (1,978)              378
   Increase in advance payments by borrowers
     for taxes and insurance                          106               175
   Increase in borrowings                           3,700            10,000
   Purchase of treasury stock                      (1,311)           (1,846)
   Exercise of stock options                           //                //
   Dividends paid                                    (251)             (238)
Net cash provided by financing activities             266             8,469

Net decrease in cash and cash equivalents          (3,787)           (1,910)

Cash and cash equivalents at beginning of period    8,609             8,293

Cash and cash equivalents at end of period         $4,822           $ 6,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments during the period for:
     Interest                                       1,530             1,500
     Income taxes                                       -                35



      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


<PAGE 6>

                             NORTH BANCSHARES, INC.
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X.   Accordingly, they do not include all the
information and notes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the audited and unaudited consolidated financial statements contain all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial condition as of June 30, 1997 and December 31, 1996 and results of operations for the three month and six month periods ended June 30, 1997 and June 30, 1996, but are not necessarily indicative of the results which may be expected for the entire year.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the allowance for possible loan losses.

(2)  Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of North Bancshares, Inc. (the "Company"), and its wholly-owned subsidiary North Federal Savings Bank (the "Bank"), and its subsidiary North Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)  Earnings Per Share

     Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding for the three months and six months ended June 30, 1997 and June 30, 1996. Stock options are treated as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Shares purchased by the Employee Stock Ownership Plan but not allocated to participants have been excluded from the primary and fully diluted earnings per share calculation. Common stock equivalents are computed using the treasury stock method and committed ESOP shares are computed using the released shares outstanding method.

(4) Stock Repurchase Program

     On January 21, 1997, the Company announced a stock repurchase program of 100,000 shares or approximately 9.5% of its outstanding shares of Common Stock. Shares have been repurchased in open market transactions or in privately negotiated transactions since that date. As of July 15, 1997, the Company had repurchased 90,342 shares. On July 15, 1997 the Company announced another stock repurchase program which will amount to 50,000 shares or approximately 5% of the outstanding issue, to commence as soon as the January 21, 1997 program is completed. Management continues to believe that stock repurchase programs provide enhanced value to both the Stockholders and the Company.

(5) Reclassifications

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

(6) Commitments and Contingencies

     At June 30, 1997 the Bank had outstanding commitments to originate mortgage loans in the amount of $1.1 million.


<PAGE 7>
     As a credit enhancement, the Bank had guaranteed the repayment of $1.0 million of a $17.0 million municipal revenue bond secured by a first mortgage loan on a 216 unit apartment building project, which included retail space on the ground floor of the building. On May 21, 1997, the Bank transferred $1.0 million in cash to the Trustee, thereby redeeming the securities previously pledged for the project. The Bank received $840,000 in cash as its pro-rata payment on the redemption of the underlying bonds. The Bank had allocated $160,000 to a specific reserve for the project based on the proposed repurchase of the outstanding bonds at a discount and thereby
incurred no additional expense at redemption.   The Bank has no further
commitment to the Arlington Heights credit enhancement.


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

     The primary business of the Company is that of an independent community -oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public, borrows funds or enters into reverse repurchase agreements and uses such funds to originate or acquire one-to-four family residential mortgages, or loans secured by small apartment buildings or mixed use properties. To a lesser extent, the Company originates consumer loans in its primary market area. The Company also invests in federal agency mortgage -backed securities, U. S. Government and agency securities, investment grade securities, common stocks, and money market accounts.

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

    The Company's net loans receivable increased $4.0 million or 5.4% from $73.4 million at December 31, 1996 to $77.4 million at June 30, 1997. The Bank is currently focusing its marketing efforts on both owner occupied and non-owner occupied one-to-four unit dwellings, small apartment buildings, and home equity loans. In order to more effectively compete for loan originations in its market area, the Bank offers 80% financing on non-owner occupied properties with a cash out feature. The Bank also offers low down payment mortgages to homebuyers accompanied with appropriate mortgage insurance. The Bank, which has a First Time Homebuyer Program for purchases within its assessment area, acquires loans from mortgage brokers or purchases loans or participations from other financial institutions. For the six months ended June 30, 1997 the Bank originated $9.0 million in mortgage, consumer and commercial loans of which $4.5 million or 50.0% were adjustable rate or balloon type mortgages. Approximately 53% of these loans are located within the Bank's CRA assessment area.

<PAGE 8>
     The Company continues to believe that maintaining loan delinquencies at the lowest possible levels is imperative to achieving adequate profitability, and will continue its policy of underwriting loans that it originates and acquires in what it believes is a conservative and consistent manner. At June 30, 1997 and December 31, 1996, there were no loans delinquent 90 days or more. The allowance for loan losses at June 30, 1997 remains at $208,000.


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

     The OTS requires minimum levels of liquid assets. OTS regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 5% of the sum of its average daily balance of net withdrawable accounts and borrowings payable in one year or less. At June 30 , 1997 the Bank's liquidity ratio was 7.5% compared with 15.6% at December 31 , 1996. In addition, the Bank is required to maintain short term liquid assets equal to at least 1.0% of the average sum of net withdrawable deposits and other borrowings. The Bank's short term liquidity ratio was 4.4% at June 30, 1997 compared with 12.4% at December 31, 1996. The decrease in liquidity is related to the funding of loans that do not qualify as liquidity.

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

<PAGE 9>
     Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a
percentage of risk-adjusted assets.   At June 30, 1997, the Bank exceeded its
regulatory capital standards. At such date, the Bank's tangible capital, core capital and risk-based capital of $14.3 million, $14.3 million and $14.5 million, respectively, exceeded the applicable minimum requirements by $12.5 million or 10.71%, $10.7 million or 9.15% and $14.5 million or 24.31%, respectively.


CHANGES IN FINANCIAL CONDITION

     Total assets increased $2.1 million or 1.8% from $117.5 million at December 31, 1996 to $119.6 million at June 30, 1997. The increase was primarily attributable to a $6.6 million increase in net loans receivable and investment securities, partially offset by a $3.8 million decrease in cash and cash equivalents.

     Net loans receivable increased $4.0 million or 5.4% from $73.4 million at December 31, 1996 to $77.4 million at June 30, 1997. The Company originated $9.0 million in mortgage, consumer and commercial loans during the six months ended June 30, 1997. Repayments of loans during the six months ended June 30, 1997 amounted to $5.0 million.

     Investment securities increased $2.6 million or 10.7% from $24.4 million at December 31, 1996 to $27.0 million at June 30, 1997. The increase was primarily attributable to the purchase of $5.2 million in investment securities, which included a $3.7 million U. S. Government callable security leveraged with a Federal Home Loan Bank advance, partially offset by the sale of $3.0 million of available-for-sale securities. Transactions such as this increase income at little or no risk by using FHLB advances to purchase U. S. government securities, with a comparable duration, at an attractive interest rate spread.

     Deposit accounts decreased $2.0 million or 2.7% from $73.6 million at December 31, 1996 to $71.6 million at June 30, 1997. The decrease can be attributed to customers seeking higher returns on their investments in the equity and mutual fund markets that have in the past year achieved all time highs.

     Borrowed funds increased by $3.7 million or 15.4% from $24.1 million at December 31, 1996 to $27.8 million at June 30, 1997. The $3.7 million increase was used in a leveraged securities transaction at an interest rate spread of 1.80% to the maturity of the advance.

     Other liabilities increased by $1.2 million, or 163.0% from $736,000 at December 31, 1996 to $1.9 million at June 30, 1997. The increase was primarily attributable to accrued interest payable on certificates of deposit that pay interest annually on December 31st of each year and outstanding checks.

     Stockholders' equity totaled $16.9 million or 14.1% of total assets at June 30, 1997. Retained earnings increased by $153,000 from $11.0 million at December 31, 1996 to $11.1 million at June 30, 1997, a result of $404,000 in net earnings for the six months ended June 30, 1997, offset by $251,000 in dividend payments. A total of $454,000 in unrealized losses, net of related tax effect, on securities available for sale at June 30, 1997 have been recorded as a component of Stockholders' equity. Treasury stock increased by $1.3 million or 24.5% from $5.3 million at December 31, 1996 to $6.6 million at June 30, 1997, due to the repurchase of 81,142 shares at an average cost of $17.48 per share, partially offset by the exercise of 17,777 options and the issuance of treasury shares.


<PAGE 10>
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     GENERAL. Net income increased $42,000 or 31.6% from $133,000 for the three months ended June 30, 1996 to $175,000 for the three months ended June 30, 1997. Earnings per primary share increased $.06 or 50.0% from $.12 per share for the three months ended June 30, 1996 to $.18 for the three months ended June 30, 1997. The increase was primarily attributable to a $50,000 increase in net interest income before provision for loan losses and a reduction in the total number of outstanding shares.

     INTEREST INCOME. Interest income increased $85,000 or 4.0% from $2.1 million for the three months ended June 30, 1996 to $2.2 million for the three months ended June 30, 1997. The increase was primarily attributable to a $239,000 increase in interest on loans receivable, primarily due to an increase in average loan balances, partially offset by a $155,000 decrease in interest on investment securities, interest-bearing deposits, and federal funds, primarily due to a decrease in average balances. In addition, there was an increase in the annualized yield on average interest-earning assets from 7.40% for the three months ended June 30, 1996 to 7.50% for the three months ended June 30, 1997. Management believes the Company will continue to experience modest increases in interest income during 1997 compared with 1996 as a result of the reallocation of lower yielding investments into mortgage, consumer and commercial loans.

     INTEREST EXPENSE. Interest expense increased $35,000 or 2.9% for the period ended June 30, 1997. The increase was attributable to a $111,000 increase in interest on borrowed funds as a result of $10.0 million in leveraged securities transactions using Federal Home Loan Bank advances, conducted during 1996 and an additional $3.7 million during the first quarter of 1997. This increase was offset by a $76,000 decrease in interest on deposit accounts. The decrease in interest on deposit accounts reflects the shift in deposit accounts from higher cost certificates of deposit to non-interest bearing checking accounts, lower cost money market accounts and a $4.5 million decrease in the total average outstanding balances of interest-bearing deposit accounts. In addition, there was a decrease in the annualized average cost of interest-bearing liabilities from 5.04% for the three months ended June 30, 1996 to 4.96% for the three months ended June 30, 1997, due to the refinance of a $5.0 million FHLB advance at a reduced interest rate and a $4.7 million decrease in the average outstanding balance of certificate accounts.

     PROVISION FOR LOAN LOSSES. The Company did not add to its allowance for loan losses for the three months ended June 30, 1997 or during the three months ended June 30, 1996. The allowance for loan losses to net loans receivable amounted to .27% at June 30, 1997, however, there were no loans delinquent 90 days or more at June 30, 1997. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance of the Company's loan portfolio, the economy, changes in real estate values, interest rates, and the view of the regulatory authorities toward reserve levels and inflation.

     NON-INTEREST INCOME. Non-interest income increased $11,000 or 19.3% from $57,000 for the three months ended June 30, 1996 to $68,000 for the three months ended June 30, 1997. The increase was primarily attributable to a $15,000 increase in fees and service charges related to an increase in the total number of checking accounts and interchange fees resulting from foreign ATM transactions and MasterCard Master Money transactions.

     NON-INTEREST EXPENSE. Non-interest expense increased by $28,000 or 3.6% from $768,000 for the three months ended June 30, 1996 to $796,000 for the three months ended June 30, 1997. The increase was primarily attributable to a $90,000 increase in compensation and benefits expense, and occupancy expense, partially offset by a $75,000 decrease in advertising and federal deposit insurance premium expense. The increase in compensation and benefits expense is primarily attributable to a $49,000 increase in ESOP expense related to an increase in the value of shares being allocated to the ESOP. In addition, there was an increase in staff related to expansion of the Bank's hours of operation at the Chicago office. Although the company is required to record compensation expense for the increase in the value of the ESOP shares, an offsetting entry to additional paid in capital is recorded on the consolidated statements of financial condition and therefore total stockholders' equity is unaffected.

<PAGE 11>
     INCOME TAX EXPENSE. The allocation for federal and state income taxes decreased by $9,000 from $76,000 for the three months ended June 30, 1996 to $67,000 for the three months ended June 30, 1997 for an effective tax rate of 27.7%. The effective tax rate is less that the expected rate of 34%, due to the utilization of capital losses to which the Company had not previously been able to record as a benefit.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     GENERAL. Net income increased by $84,000 or 26.3% from $320,000 for the six months ended June 30, 1996 to $404,000 for the six months ended June 30, 1997. Earnings per primary share increased $.12 or 42.9% from $.28 for the six months ended June 30, 1996 to $.40 for the six months ended June 30, 1997
 . The increase was primarily attributable to a $127,000 increase in net interest income after provision for loan losses, and a $59,000 increase in non-interest income, partially offset by a $108,000 increase in non-interest expenses. In addition, there was a decrease in the total number of outstanding shares.

     INTEREST INCOME. Interest income increased $237,000 or 5.8% from $4.1 million for the six months ended June 30, 1996 to $4.3 million for the six months ended June 30, 1997. The increase was primarily attributable to a $555,000 increase in interest on loans receivable, partially offset by a $354,000 decrease in interest on mortgage-backed securities, investment securities, and interest-bearing deposits. In addition, there was an increase in the annualized yield on average interest-earning assets from 7.34% for the six months ended June 30, 1996 to 7.42% for the six months ended June 30, 1997. Management believes the Company will continue to experience modest increases in interest income during 1997 compared with 1996 as a result of the reallocation of lower yielding investments into mortgage, consumer and commercial loans.

     INTEREST EXPENSE. Interest expense increased by $118,000 or 5.1% from $2.3 million for the six months ended June 30, 1996 to $2.4 million for the six months ended June 30, 1997. The increase was primarily attributable to a $6.3 million or 6.9% increase in average interest-bearing liabilities from $91.7 million for the six months ended June 30, 1996 to $98.0 million for the six months ended June 30, 1997. The average cost of interest-bearing liabilities decreased from 4.97% for the six months ended June 30, 1996 to 4.90% for the six months ended June 30, 1997.

     PROVISION FOR LOAN LOSSES. The Company did not add to its allowance for loan losses for the six months ended June 30, 1997 compared with a provision of $8,000 during the six months ended June 30, 1996. The allowance for loan losses to total loan receivable amounted to .27% at June 30, 1997, however there were no loans 90 days or more delinquent as of June 30, 1997. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance of the Company's loan portfolio, the economy, changes in real estate values, interest rates, and the view of the regulatory authorities toward reserve levels and inflation.

     NON-INTEREST INCOME. Non-interest income increased by $59,000 or 55.1% from $107,000 for the six months ended June 30, 1996 to $166,000 for the six months ended June 30, 1997. The increase was primarily attributable to a $46,000 increase in gains on the sale of investment securities, available for sale, and a $16,000 increase in fees and service charges related to an increase in the total number of checking accounts and interchange fees resulting from foreign ATM transactions and MasterCard Master Money transactions.

<PAGE 12>
     NON-INTEREST EXPENSE. Non-interest expense increased by $108,000 or 7.7% from $1.4 million for the six months ended June 30, 1996 to $1.5 million for the six months ended June 30, 1997. The increase was primarily attributable to a $135,000 increase in compensation and benefits expense, a $45,000 increase in other expense and a $29,000 increase in occupancy expense , partially offset by a $81,000 decrease in federal deposit insurance premium expense. The increase in compensation expense was due primarily to an increase in ESOP expense related to the value of the stock being allocated under the ESOP and increased staff related to expansion of the Bank's hours of operation. The increase in occupancy expense related to deferred maintenance and increased real estate taxes on the Chicago office building, and the increase in other expense was primarily due to a $34,000 allocation to a specific reserve for the Arlington Heights Credit Enhancement charged in the first quarter of 1997. See Item 6, Commitments and Contingencies in the Notes to Unaudited Consoidated Financial Statements.

     INCOME TAX EXPENSE. The allocation for federal and state income taxes decreased by $6,000 from $165,000 for the six months ended June 30, 1996 to $159,000 for the six months ended June 30, 1997 for an effective tax rate of 28.2%. The effective tax rate is less than the expected rate of 34%, due to the utilization of capital losses to which the Company had not previously been able to record as a benefit.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND OTHER REGULATORY ISSUES

     In June 1996, FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement
125), was issued and is applicable to all entities, both public and non-public . Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. Statement 125 provides standards to determine whether transfers of financial assets are to be accounted for as sales or secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement is effective December 31, 1996 and amends FASB Statement No. 125 by delaying for one year the effective date for the following types of transfers of financial assets: secured borrowings and collateral, repurchase agreements, dollar-rolls and securities lending. The Company adopted both Statements on January 1, 1997 without a material effect on the Company's financial position or results of operations.

     In February 1997, FASB Statement No. 128, "Earnings Per Share"
(Statement 128), was issued. Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U. S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB 15. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. The Company does not expect adoption of Statement 128 to have a significant impact on the Company's financial statements.

<PAGE 13>
     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" , which is effective for fiscal years beginning after December 15, 1997.
This statement establishes standards for reporting and display of comprehensive income and its components (revenue, espenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     Legislation has been introduced in Congress that would eliminate the federal thrift charter by requiring each federal thrift to convert to a national bank or a state bank or thrift. The pending legislation would allow savings and loan holding companies, such as the Company, to continue to engage in any activity they are currently allowed, provided they remain "qualified bank holding companies." A thrift institution which is a subsidiary of a qualified bank holding company must continue to satisfy the qualified thrift lender test and comply with certain investment limitations. If a savings and loan holding company failed to meet these tests it would become subject to certain restrictions applicable to bank holding companies. In addition, the Congress is also considering expanding the authority of bank holding companies to engage in securities and insurance activities. Management cannot predict or determine the ultimate form of this legislation or the impact such final legislation would have on the operations of the Company or the Bank.





PART II - OTHER INFORMATION

          Item 1. Legal Proceedings

          There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.


<PAGE 14>

          Item 4. Submission of Matters to a Vote of Security Holders

          On April 23, 1997 the annual meeting of stockholders was held. At the meeting, James L. Ferstel was elected to serve as a director with term expiring in 2000. Continuing on as directors were Mary Ann Hass and Joseph A. Graber whose terms will expire in 1998 and Robert H. Rusher, Elmer L. Hass and Michael J. Perri, whose terms will expire in 1999. The Stockholders ratified the appointment of KPMG Peat Marwick LLP as the Company's auditors for the fiscal year ending December 31, 1997. The Stockholders rejected a stockholder proposal concerning the creation of a special committee of the Board of Directors.

          The voting on each item presented at the annual meeting was as follows:

          Election of Directors           For             Withheld
          James L. Ferstel                824,549         166,201

          Ratification of the
          appointment of KPMG
          Peat Marwick LLP as the
          Company's auditors for          For         Against   Abstain
          the fiscal year ending
          December 31, 1997               899,793     71,102    19,855

          The creation of a special
          committee of the Board
          of Directors                    269,736    547,841     8,440

          There were 164,733 broker non-votes recorded.



          Item 6. Exhibits and Reports on Form 8-K

          (A)  Exhibits:
               EX-27 Financial Data Schedule

          (B) Form 8-K dated April 14, 1997, Registrant issued press release dated April 14, 1997 regarding first quarter 1997 earnings, and a regular quarterly dividend.



<PAGE 15>


                                             SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NORTH BANCSHARES,INC.
                                            (Registrant)



Date August 8, 1997                     /S/ Joseph A. Graber
                                        Joseph A. Graber
                                        President



Date August 8, 1997                     /S/ Martin W. Trofimuk
                                        Martin W. Trofimuk
                                        Vice President and
                                        Treasurer