Form 10QSB
period 1997-09-30
NORTH BANCSHARES INC
filed 1997-11-04
CIK 912623

----------------------------------------------------------------------------
             U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997


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

----------------------------------------------------------------------------
check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                   Yes (X)             No ( )

  As of October 31, 1997, there were 955,708 outstanding shares of the Registrant's Common Stock.

  Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)




<PAGE 2>

                     NORTH BANCSHARES, INC.

                        Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)
           Item 1. Consolidated Financial Statements                 3
                   Notes to Consolidated Financial Statements        6

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations     7

Part II - OTHER INFORMATION                                         13
           Item 1. Legal Proceedings                                13
           Item 6. Exhibits and Reports on Form 8-K                 13

FORM 10-QSB SIGNATURE PAGE                                          14


<PAGE 3>


Part I. Financial Information

Item 1. Consolidated Financial Statements

                          NORTH BANCSHARES, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (IN THOUSANDS)



ASSETS                                        SEPT 30, 1997   DEC 31, 1996
                                               (UNAUDITED)
Cash and due from banks                           $   669       $   618
Interest-bearing deposits                           2,664         2,644
Federal funds sold                                  5,100         4,800
Investment in dollar denominated mutual funds       1,635           547
                                                   ------        ------
   TOTAL CASH AND CASH EQUIVALENTS                 10,068         8,609

Investment securities available-for-sale           25,329        24,426
Mortgage-backed securities held-to-maturity         6,445         7,465
Loans receivable, net of allowance for loan
 losses of $208 at September 30, 1997 and
 at December 31, 1996                              76,379        73,378
Accrued interest receivable                           953         1,025
Premises and equipment, net                         1,064         1,061
Stock in Federal Home Loan Bank of Chicago          1,640         1,205
Other assets                                          203           304
                                                   ------        ------
   TOTAL ASSETS                                  $122,081      $117,473
                                                  =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposit accounts                                 $ 73,125       $73,611
Borrowed funds                                     29,100        24,100
Advance payments by borrowers for
 taxes and insurance                                  625         1,203
Other liabilities                                   2,839           736
                                                   ------        ------
   TOTAL LIABILITIES                              105,689        99,650

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 500,000
 shares authorized; none outstanding                   -             -
Common stock, $.01 par value, 3,500,000
 shares authorized; 1,437,501 shares issued            14            14
Additional paid-in capital                         13,534        13,688
Retained earnings, substantially restricted        11,133        10,988
Treasury stock at cost (475,631 shares at
 September 30, 1997 and 379,551 shares at
 December 31, 1996)                                (7,436)       (5,340)
Unrealized loss on securities
 available-for-sale, net of tax effect               (146)         (678)
Additional pension liability, net of tax             (108)         (108)
Common stock acquired by Employee Stock
   Ownership Plan                                    (583)         (667)
Deferred compensation                                 (16)          (74)
                                                   ------        ------
   TOTAL STOCKHOLDERS' EQUITY                      16,392        17,823
                                                   ------        ------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $122,081      $117,473
                                                  =======       =======


   SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

<PAGE 4>

                          NORTH BANCSHARES, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)
                              (IN THOUSANDS)


                                                               THREE MONTHS ENDED SEPT 30,    NINE MONTHS ENDED SEPT 30,
                                                                     1997          1996           1997          1996

INTEREST INCOME
  Loans receivable                                                 $1,497        $1,348         $4,433         $3,729
  Interest-bearing deposits and federal funds sold                     82            94            164            246
  Investment securities available-for-sale                            443           581          1,420          1,748
  Investment securities held-to-maturity                                -             -              -              2
  Mortgage-backed securities available for sale                         -             -              -             90
  Mortgage-backed securities held-to-maturity                         119           148            365            440
  Dollar denominated mutual funds                                      29            12             81             ??
  Dividends on FHLB of Chicago stock                                   25            18             70             ??
                                                                    -----         -----          -----          -----
TOTAL INTEREST INCOME                                               2,195         2,201          6,533          6,302
                                                                    -----         -----          -----          -----
INTEREST EXPENSE
  Deposit accounts                                                    818           817          2,370          2,503
  Borrowed funds                                                      468           377          1,315            972
                                                                    -----         -----          -----          -----
TOTAL INTEREST EXPENSE                                              1,286         1,194          3,685          3,475
                                                                    -----         -----          -----          -----

  NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                909         1,007          2,848          2,827

PROVISION FOR LOAN LOSSES                                               -             -              -              8
                                                                    -----         -----          -----          -----
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 909         1,007          2,848          2,819
                                                                    -----         -----          -----          -----
NON-INTEREST INCOME
  Gain (loss) on sale of investment securities available-for-sale      (1)           (1)            53              7
  Fees and service charges                                             53            46            156            133
  Other                                                                 4            18             13             30
                                                                    -----         -----          -----          -----
TOTAL NON-INTEREST INCOME                                              56            63            222            170
                                                                    -----         -----          -----          -----
NON-INTEREST EXPENSE
  Compensation and benefits                                           409           362          1,221          1,039
  Occupancy expense                                                   131           106            361            307
  Professional fees                                                    32            22            118            125
  Data processing                                                      41            31            126             90
  Advertising and promotion                                            49            26            112            123
  Federal deposit insurance premium                                    13           538             36            642
  Recognition and retention plan                                       17            19             59             56
  Other                                                               106           102            307            258
                                                                    -----         -----          -----          -----
TOTAL NON-INTEREST EXPENSE                                            798         1,206          2,340          2,640
                                                                    -----         -----          -----          -----
INCOME (LOSS) BEFORE TAXES                                            167          (136)           730            349

INCOME TAX EXPENSE (BENEFIT)                                           55           (68)           214             97
                                                                    -----         -----          -----          -----
NET INCOME (LOSS)                                                   $ 112         $ (68)          $516          $ 252
                                                                    =====         =====          =====          =====

EARNINGS (LOSS) PER SHARE PRIMARY                                    $.12         $(.06)          $.52           $.22
EARNINGS (LOSS) PER SHARE FULLY DILUTED                              $.12         $(.06)          $.52           $.22
WEIGHTED AVERAGE SHARES OUTSTANDING                               970,169     1,065,277        997,050      1,119,323


   SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

<PAGE 5>

                         NORTH BANCSHARES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                             (IN THOUSANDS)


                                                              FOR THE NINE MONTHS ENDED SEPT 30,
                                                                    1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $ 516           $   252
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                   76                51
      Provision for loan losses                                        -                 8
      Deferred loan fees, net of amortization                        (19)              (89)
      Amortization of premiums and discounts                          30               139
      Amortization of cost of stock benefit plans                    142               140
      Gain on sale of investment securities available-for-sale       (53)               (7)
      Changes in assets and liabilities:
        Increase (decrease) in accrued interest receivable            72              (296)
        Increase (decrease) in other assets, net                     101                (8)
        Increase in other liabilities                              1,554             1,331
                                                                   -----             -----
Net cash provided by operating activities                          2,419             1,521
                                                                   -----             -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment securities available-for-sale           (7,219)          (14,893)
   Proceeds from sales of investment securities
     available-for-sale                                            6,001             3,500
   Proceeds from sales of mortgage-backed securities
     available-for-sale                                                -             6,496
   Maturities of investment securities available-for-sale          1,000             6,600
   Maturities of investment securities held-to-maturity                -               500
   Loan originations                                             (12,121)          (21,681)
   Loan repayments                                                 9,139             7,929
   Repayments of mortgage-backed securities                        1,016             1,797
   Purchase of Federal Home Loan Bank of Chgo Stock                 (435)             (463)
   Purchase of premises and equipment                                (79)             (156)
   Decrease in payable to brokers                                      -            (1,000)
                                                                  ------            ------
Net cash used in investing activities                             (2,698)          (11,371)
                                                                  ------            ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in deposit accounts                                     (486)           (2,712)
   Decrease in advance payments by borrowers
     for taxes and insurance                                        (578)             (494)
   Increase in borrowings                                          5,000            11,998
   Purchase of treasury stock                                     (2,096)           (2,525)
   Exercise of stock options                                         269                14
   Dividends paid                                                   (371)             (348)
                                                                  ------            ------
Net cash provided by financing activities                          1,738             5,933
                                                                  ------            ------
Net increase (decrease) in cash and cash equivalents               1,459            (3,917)

Cash and cash equivalents at beginning of period                   8,609             8,293
                                                                  ------            ------
Cash and cash equivalents at end of period                       $10,068           $ 4,376
                                                                  ======            ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments during the period for:
     Interest                                                      2,481             2,805
     Income taxes                                                      -                82




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

     In the opinion of management, the audited and unaudited consolidated financial statements contain all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial condition as of September 30, 1997 and December 31, 1996 and results of operations for the three month and nine month periods ended September 30, 1997 and September 30, 1996, but are not necessarily indicative of the results which may be expected for the entire year.

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

(3)  Earnings Per Share

     Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding for the three months and nine months ended September 30, 1997 and September 30, 1996. Stock options are treated as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Shares purchased by the Employee Stock Ownership Plan but not allocated to participants have been excluded from the primary and fully diluted earnings per share calculation. Common stock equivalents are computed using the treasury stock method and committed ESOP shares are computed using the released shares outstanding method.

(4) Stock Repurchase Program

     On August 7, 1997, the Company announced the completion of a stock repurchase program of 100,000 shares or approximately 9.5% of its outstanding shares of Common Stock. Shares were repurchased in open market transactions or in privately negotiated transactions at an average cost of $18.04 per share. On July 15, 1997, the Company announced another stock repurchase program which amounts to 50,000 shares or approximately 5% of the outstanding issue. As of September 30, 1997, 20,800 shares had been repurchased at an average price of $22.38 per share. Management continues to believe that stock repurchase programs provide enhanced value to both the Stockholders and the Company.

(5) Reclassifications

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

<PAGE 7>

(6) Commitments and Contingencies

     At September 30, 1997 the Bank had outstanding commitments to originate mortgage loans in the amount of $2.1 million.


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

     The primary business of the Company is that of an independent community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public, borrows funds or enters into reverse repurchase agreements and uses such funds to originate or acquire one-to-four family residential mortgages, or loans secured by small apartment buildings or mixed use properties. To a lesser extent, but to a greater degree than in the past , the Company originates consumer loans in its primary market area. The Company also invests in federal agency mortgage-backed securities, U. S. Government and agency securities, investment grade securities, common stocks, and money market accounts.

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

    The Company's net loans receivable increased $3.0 million or 4.1% from $73.4 million at December 31, 1996 to $76.4 million at September 30, 1997.
The Bank is currently focusing its marketing efforts on both owner occupied and non-owner occupied one-to-four unit dwellings, small apartment buildings, and home equity loans. In order to more effectively compete for loan originations in its market area, the Bank offers 80% financing on non-owner occupied properties with a cash out feature. The Bank also offers low down payment mortgages to homebuyers accompanied with appropriate mortgage insurance. The Bank, which has a First Time Homebuyer Program for purchases within its assessment area, acquires loans from mortgage brokers and purchases loans or participations from other financial institutions. For the nine months ended September 30, 1997 the Bank originated $12.1 million in mortgage , consumer and commercial loans of which $6.6 million or 54.5% were adjustable rate or balloon type mortgages. The Bank received a $725,000 repayment on a participation loan which was refinanced on September 29, 1997. On October 2, 1997, the Bank funded a $1.0 million participation on the same property with the original financial institution.

     The Company continues to believe that maintaining loan delinquencies at the lowest possible levels is imperative to achieving adequate profitability, and will continue its policy of underwriting loans that it originates and acquires in what it believes is a conservative and consistent manner. At September 30, 1997 and December 31, 1996, there were no loans delinquent 90 days or more. The allowance for loan losses $208,000 at both September 30, 1997 and December 31, 1996 which amounted to .27% and .28% of loans receivable respectively at those dates.

<PAGE 8>
FORWARD-LOOKING STATEMENTS

     When used in this 10-QSB, and in future filings by the Company with the SEC, in the Company's press releases or other public or shareholder ommunications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

     The OTS requires minimum levels of liquid assets. OTS regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 5% of the sum of its average daily balance of net withdrawable accounts and borrowings payable in one year or less. At September 30, 1997 the Bank's liquidity ratio was 12.5% compared with 15.6% at December 31, 1996. In addition, the Bank is required to maintain short term liquid assets equal to at least 1.0% of the average sum of net withdrawable deposits and other borrowings. The Bank's short term liquidity ratio was 9.5% at September 30, 1997 compared with 12.4% at December 31, 1996
 . The decrease in liquidity is related to the funding of loans that do not qualify as liquid assets and bear interest rates that are higher than the liquid assets.

     The primary investing activities of the Company are lending on single family and small multi-family residential properties, purchases of mortgage-backed securities and the purchase of U.S. government and agency securities. The Company's loan origination marketing efforts and mortgage broker relationships have maintained adequate loan demand. Management believes that adequate liquidity will be available to fund any foreseeable increased loan demand. The Company does not have the same regulatory restrictions on investments as the Bank and makes investments in debt and equity securities of financial service firms.

     Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a
percentage of risk-adjusted assets.   At September 30, 1997, the Bank
exceeded all of its regulatory capital standards. At such date, the Bank's tangible capital, core capital and risk-based capital of $14.2 million, $14.2 million and $14.4 million, respectively, exceeded the applicable minimum requirements by $12.4 million or 10.3%, $10.6 million or 8.8% and $10.8 million or 24.2%, respectively.

<PAGE 9>
CHANGES IN FINANCIAL CONDITION

     Total assets increased $4.6 million or 3.9% from $117.5 million at December 31, 1996 to $122.1 million at September 30, 1997. The increase was primarily attributable to a $4.5 million increase in net loans receivable and cash and cash equivalents.

     Net loans receivable increased $3.0 million or 4.1% from $73.4 million at December 31, 1996 to $76.4 million at September 30, 1997. The Company originated $12.1 million in mortgage, consumer and commercial loans during the nine months ended September 30, 1997 compared with $21.7 million during the nine months ended September 30, 1996. Repayments of loans during the nine months ended September 30, 1997 amounted to $9.1 million compared with $7.9 million during the nine months ended September 30, 1996.

     Investment securities increased $903,000 or 3.7% from $24.4 million at December 31, 1996 to $25.3 million at September 30, 1997. $4.0 million of investment securities were sold or called by the issuing agency during the quarter ended September 30, 1997. The proceeds of these sales and calls were reinvested in federal funds in anticipation of loan closings scheduled for the fourth quarter of 1997.

     Deposit accounts increased by $1.5 million during the quarter due primarily to a certificate of deposit promotion. Total deposit accounts decreased by $486,000 from $73.6 million at December 31, 1996 to $73.1 million at September 30, 1997. The decrease can be attributed to customers seeking higher returns on their investments in the equity and mutual fund markets that have in the past year achieved all time highs.

     Borrowed funds increased by $5.0 million or 20.8% from $24.1 million at December 31, 1996 to $29.1 million at September 30, 1997. The increase was primarily attributable to a $3.9 million increse in net loans receivable and investment securities.

     Other liabilities increased by $2.1 million, or 285.3% from $736,000 at December 31, 1996 to $2.8 million at September 30, 1997. The increase was primarily attributable to accrued interest payable on certificates of deposit that pay interest annually on December 31st of each year and to outstanding checks that are drawn on the Bank.

     Stockholders' equity totaled $16.4 million or 13.4% of total assets at September 30, 1997. Retained earnings increased by $145,000 from $11.0 million at December 31, 1996 to $11.1 million at September 30, 1997, a result of $516,000 in net earnings for the nine months ended September 30, 1997, offset by $371,000 in dividend payments. A total of $146,000 in unrealized losses, net of related tax effect, on securities available for sale at September 30, 1997, an improvement of %532,000 from December 31, 1996, have been recorded as a component of Stockholders' equity. Treasury stock increased by $2.1 million or 39.6% from $5.3 million at December 31, 1996 to $7.4 million at September 30, 1997, due to the repurchase of 120,800 shares at an average cost of $18.98 per share, partially offset by the exercise of 24,720 options and the issuance of shares out of treasury stock. Additional paid in capital decreased by $154,000 due to stock option exercises amounting to $269,000, partially offset by a credit for $115,000 in ESOP expense, which represented the increase in value of the shares to be allocated under the ESOP for 1997.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     GENERAL. Net income increased $180,000 from a loss of $68,000 for the three months ended September 30, 1996 to $112,000 for the three months ended September 30, 1997. Earnings per primary and fully diluted share increased $.18 from a loss of $.06 per share for the three months ended September 30, 1996 to $.12 for the three months ended September 30, 1997. The increases in net income and earnings per share are attributed to the absence of the SAIF special assessment which was recorded during the third quarter of 1996. See discussion of non-interest expense included below. In addition, there was a decrease in the total number of outstanding shares.

<PAGE 10>
     INTEREST INCOME. Interest income decreased $6,000 and remained at $2.2 million for the three months ended September 30, 1997. The decrease was primarily attributable to a general decline in market rates of interest coupled with sales and calls of investment securities which bore higher rates of interest. The proceeds of the sales and calls were invested in lower yielding federal funds in anticipation of funding approximately $5.0 million in loan commitments and broker registrations made during the third quarter which will not close until the fourth quarter of 1997. As a result, there was a decrease in the annualized yield on average interest-earning assets from 7.44% for the three months ended September 30, 1996 to 7.42% for the three months ended September 30, 1997.

     INTEREST EXPENSE. Interest expense increased $92,000 or 7.7%, from $1.2 million for the three months ended September 30, 1996 to $1.3 million for the three months ended September 30, 1997. The increase was primarily attributable to a $91,000 increase in interest on borrowed funds, a result of a $6.3 million increase in average outstanding Federal Home Loan Bank advances from @22.2 million for the three months ended September 30, 1996 to $28.5 million for the three months ended September 30, 1997. In addition, there was a increase in the annualized average cost of interest-bearing liabilities from 4.93% for the three months ended September 30, 1996 to 5.16% for the three months ended September 30, 1997, due primarily to increases in interest rates on certificates of deposit that occured earlier in the year and bonus interest paid during a certificate of deposit promotion this past quarter.

     PROVISION FOR LOAN LOSSES. The Company did not add to its allowance for loan losses for the three months ended September 30, 1997 or September 30, 1996. The allowance for loan losses to net loans receivable amounted to .27% at September 30, 1997, however, there were no loans delinquent 90 days or more at September 30, 1997. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance of the Company's loan portfolio, the economy, changes in real estate values, interest rates, and the view of the regulatory authorities toward reserve levels and inflation.

     NON-INTEREST INCOME. Non-interest income decreased $7,000 or 11.1% from $63,000 for the three months ended September 30, 1996 to $56,000 for the three months ended September 30, 1997. The decrease was attributable to a $14,000 decrease in other non-interest income partially offset by a $7,000 increase in fees and service charges related to an increase in the total number of checking accounts and interchange fees resulting from foreign ATM transactions and MasterCard Master Money transactions.

     NON-INTEREST EXPENSE. Non-interest expense decreased by $408,000 from $1.2 million for the quarter ended September 30, 1996 to $798,000 for the quarter ended September 30, 1997. The decrease was primarily attributable to a $525,000 decrease in federal deposit insurance premiums related to a $486,000 SAIF special assessment recorded during the third quarter of 1996, and a reduction in FDIC insurance premiums. These savings were partially offset by a $47,000 increase in compensation and benefits expense, a $25,000 increase in occupancy expense related to the expansion of the Banks hours of operation, and a $23,000 increase in advertising expense related to a certificate of deposit promotion and the ongoing promotion of free checking
accounts.   The increase in compensation expense is primarily related to an increase in the market price of the shares being allocated under the ESOP. Although the Company is required to record compensation expense for the increase in the value of the ESOP, an offsetting entry to additional paid in capital is recorded on the consolidated statements of financial condition and therefore stockholders' equity is unaffected. For the three months ended September 30, 1997, the Company recorded $36,000 in additional compensation expense compared with $15,000 for the three months ended September 30, 1996, and recorded an offsetting entry to additional paid in capital, related to the increase in the value of the shares being allocated under the ESOP.

     INCOME TAX EXPENSE. The allocation for federal and state income taxes increased by $123,000 from a benefit of $68,000 for the three months ended September 30, 1996 to $55,000 for the three months ended September 30, 1997 for an effective tax rate of 33.0%. The increase is attributable to the loss recorded during the three months ended September 30, 1996.

<PAGE 11>
COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     GENERAL. Net income increased by $264,000 or 104.8% from $252,000 for the nine months ended September 30, 1996 to $516,000 for the nine months ended September 30, 1997. Earnings per primary share increased $.30 or 136.4% from $.22 for the nine months ended September 30, 1996 to $.52 for the nine months ended September 30, 1997. The increase was primarily attributable to the $285,000 after tax SAIF assessment being recorded during the nine months ended September 30, 1996. In addition, there was a decrease in the total number of outstanding shares.

     INTEREST INCOME. Interest income increased $231,000 or 3.7% from $6.3 million for the nine months ended September 30, 1996 to $6.5 million for the nine months ended September 30, 1997. The increase was primarily attributable to a $704,000 increase in interest on loans receivable, partially offset by a $451,000 decrease in interest on mortgage-backed securities, investment securities, and interest-bearing deposits. There was a $4.5 million increase in the average outstanding balance of interest-earning assets from $113.0 million for the nine months ended September 30, 1996 to $117.5 million for the nine months ended September 30, 1997. There was a slight decrease in the annualized yield on average interest-earning assets from 7.44% for the nine months ended September 30, 1996 to 7.41% for the nine months ended September 30, 1997.

     INTEREST EXPENSE. Interest expense increased by $210,000 or 6.0% from $3.5 million for the nine months ended September 30, 1996 to $3.7 million for the nine months ended September 30, 1997. The increase was primarily attributable to a $3.7 million or 3.9% increase in average interest-bearing liabilities from $94.9 million for the nine months ended September 30, 1996 to $98.6 million for the nine months ended September 30, 1997. The average cost of interest-bearing liabilities increased from 4.88% for the nine months ended September 30, 1996 to 4.98% for the nine months ended September 30, 1997

     PROVISION FOR LOAN LOSSES. The Company did not add to its allowance for loan losses for the nine months ended September 30, 1997 compared with a provision of $8,000 during the nine months ended September 30, 1996. The allowance for loan losses to total loan receivable amounted to .27% at September 30, 1997, however there were no loans 90 days or more delinquent as of September 30, 1997. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance of the Company's loan portfolio, the economy, changes in real estate values, interest rates, and the view of the regulatory authorities toward reserve levels and inflation.

     NON-INTEREST INCOME. Non-interest income increased by $52,000 or 30.6% from $170,000 for the nine months ended September 30, 1996 to $222,000 for the nine months ended September 30, 1997. The increase was primarily attributable to a $46,000 increase in gains on the sale of investment securities, available for sale, and a $23,000 increase in fees and service charges related to an increase in the total number of checking accounts and interchange fees resulting from foreign ATM transactions and MasterCard Master Money transactions.

     NON-INTEREST EXPENSE. Non-interest expense decreased by $300,000 or 11.5% from $2.6 million for the nine months ended September 30, 1996 to $2.3 million for the nine months ended September 30, 1997. The decrease was primarily attributable to a $606,000 decrease in federal deposit insurance premiums related to a $486,000 SAIF special assessment recorded during the third quarter of 1996, and a reduction in FDIC insurance premiums. These savings were partially offset by a $182,000 increase in compensation and benefits expense, a $54,000 increase in occupancy expense related to the expansion of the Banks hours of operation and maintenance projects, and a $36,000 increase in data processing expense related to an expansion of the Banks product
offerings.   The increase in compensation expense is related to an increase in the market price of the shares being allocated under the ESOP and to staff increases related to an expansion of the hours of operation. Although the Company is required to record compensation expense for the increase in the value of the ESOP, an offsetting entry to additional paid in capital is recorded on the consolidated statements of financial condition and therefore stockholders' equity is unaffected. For the first nine months of 1997, the Company has recorded $115,000 in additional compensation expense compared with $40,000 for the first nine months of 1996, and recorded an offsetting entry to additional paid in capital, related to the increase in the value of the shares.

<PAGE 12>
   INCOME TAX EXPENSE. The allocation for federal and state income taxes increased by $117,000 from $97,000 for the nine months ended September 30, 1996 to $214,000 for the nine months ended September 30, 1997 for an effective tax rate of 29.3%. The effective tax rate is less than the expected 34%, due to the utilization of capital losses.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND OTHER REGULATORY ISSUES

     In June 1996, FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement
125), was issued and is applicable to all entities, both public and non-public. Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. Statement 125 provides standards to determine whether transfers of financial assets are to be accounted for as sales or secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement is effective December 31, 1996 and amends FASB
Statement No. 125 by delaying for one year the effective date for the following types of transfers of financial assets: secured borrowings and collateral, repurchase agreements, dollar-rolls and securities lending. The Company adopted both Statements on January 1, 1997 without a material effect on the Company's financial position or results of operations.

     In February 1997, FASB Statement No. 128, "Earnings Per Share" (Statement
128), was issued. Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U. S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

<PAGE 13>
     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers

     Legislation has been introduced in Congress that would eliminate the federal thrift charter by requiring each federal thrift to convert to a national bank or a state bank or thrift. The pending legislation would allow savings and loan holding companies, such as the Company, to continue to engage in any activity they are currently allowed, provided they remain "qualified bank holding companies." A thrift institution which is a subsidiary of a qualified bank holding company must continue to satisfy the qualified thrift lender test and comply with certain investment limitations. If a savings and loan holding company failed to meet these tests it would become subject to certain restrictions applicable to bank holding companies. In addition, the Congress is also considering expanding the authority of bank holding companies to engage in securities and insurance activities. Management cannot predict or determine the ultimate form of this legislation or the impact such final legislation would have on the operations of the Company or the Bank.

     On August 22, 1997, The Nasdaq Stock Market received approval from the Securities and Exchange Commission to change its listing requirements. Efective February 23, 1998, the Nasdaq Stock Market will require, among other things, a minimum public float of 750,000 shares to maintain a listing on the National Market system. The Company currently does not meet this requirement because public float does not include shares owned by insiders. The Company, however, currently does meet all the requirements to be listed on the Nasdaq SmallCap Market. The Company anticipates listing on the Nasdaq SmallCap Market system on or before February 23, 1998, subject to meeting all the Nasdaq SmallCap requirements at that time. Stockholders who maintain margin loan accounts with brokerage firms may be affected by this listing change. The Company believes there will be no material effect on the operations of the Company as a result of this change.



PART II - OTHER INFORMATION

          Item 1. Legal Proceedings

          There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

          Item 6. Exhibits and Reports on Form 8-K

          (A)  Exhibits:
               EX-27 Financial Data Schedule

          (B) Form 8-K dated July 15, 1997, Registrant issued press release dated July 15, 1997 regarding second quarter 1997 earnings, a regular quarterly dividend, and a stock repurchase program.


<PAGE 14>

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              NORTH BANCSHARES,INC.
                                                  (Registrant)



Date November 4, 1997                          /S/ Joseph A. Graber
                                                 Joseph A. Graber
                                                 President



Date November 4, 1997                          /S/ Martin W. Trofimuk
                                                 Martin W. Trofimuk
                                                 Vice President and
                                                 Treasurer