Form 10KSB
period 1997-12-31
NORTH BANCSHARES INC
filed 1998-03-31
CIK 912623

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had $9.0 million in gross income for the year ended December 31, 1997.

         As of March 2, 1998, there were issued and outstanding 1,300,286 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market as of March 2, 1998 was approximately $16,508,162. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB--Portions of Annual Report to Stockholders for the fiscal year ended December 31, 1997

PART III of Form 10-KSB--Portions of Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1997.

                                      INDEX


PART I                                                               PAGE

         Item 1.           Business                                    2

         Item 2.           Properties                                 36

         Item 3.           Legal Proceedings                          36

         Item 4.  Submission of Matters
                  to a Vote of Security Holders                       36

PART II

         Item 5.  Market for Registrant's
                  Common Equity and Related
                  Stockholders Matters                                36

         Item 6.  Management's Discussion and
                  Analysis or Plan of Operation                       36

         Item 7.  Financial Statements                                37

         Item 8.  Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosures                               37

         Item 9.  Directors, Executive Officers, Promoters
                  and Control Person; Compliance with
                  Section 16 (a) of the Exchange Act                  37

         Item 10. Executive Compensation                              38

         Item 11. Security Ownership of Certain
                  Beneficial Owners and Management                    38


         Item 12. Certain Relationships and
                  Related Transaction                                 38

         Item 13. Exhibits and Reports on Form 8-K                    39


SIGNATURES                                                            41

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         North Bancshares, Inc. (the "Company" or "North Bancshares") is a Delaware corporation which was organized in 1993 by North Federal Savings Bank ("North Federal" or the "Bank") for the purpose of becoming the Bank's holding company. The Company owns all of the capital stock of the Bank which was issued on December 21, 1993 in connection with its conversion from the mutual to the stock form of organization (the "Conversion"). The Company issued 1,437,501 shares of Common Stock at a price of $10.00 per share in the Conversion. On December 29, 1997, the Company's Common Stock was split three-for-two in the form of a 50% stock dividend. There were 1,429,812 shares of common stock outstanding at December 31, 1997. The Bank was originally organized in 1886 and converted to a federal mutual savings bank in 1986. The Bank amended its charter in December 1993 in connection with the Conversion to become a federal stock savings bank. All references to the Company, unless otherwise indicated, at or before December 21, 1993 refer to the Bank. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "NBSI".

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

         The Company serves the Chicago metropolitan area through its two retail banking offices located in Chicago and Wilmette, Illinois. At December 31, 1997, the Company had total assets of $123.1 million, deposits of $75.0 million, and stockholders' equity of $16.4 million.

         The Company has been, and intends to continue to be, an independent community-oriented financial institution offering a variety of financial services to meet the needs of the communities which it serves. The Company attracts retail deposits from the general public or borrows funds from available sources and invests those funds primarily in first mortgages on owner-occupied one- to four-family residences, small apartment buildings, and mortgage-backed and investment securities. The Company also originates or participates in nonowner-occupied one- to four-family, multi-family, consumer and commercial loans.

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

         The executive offices of the Company and the Bank are located at 100 W. North Avenue, Chicago, Illinois 60610-1399. The telephone number at that address is (312) 664-4320. The Bank maintains a Web page at http://www.northfederal.com.


FORWARD-LOOKING STATEMENTS

         When used in this Form 10-KSB, in future filings by the Company with the SEC, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.



LENDING ACTIVITIES

         General. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences, and to a lesser extent, multi-family residences. At December 31, 1997, the Bank's gross mortgage loans outstanding totaled $79.3 million, of which $71.8 million, or 90.5% were one- to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 70.7% were fixed-rate loans (63.9% of total gross loans receivable), including balloon loans, and 29.3% were adjustable-rate loans (26.6% of total gross loans receivable). At that same date, multi-family residential mortgage loans totaled $6.5 million, of which $5.9 million were fixed-rate balloon loans.

         At December 31, 1997, the balance of the Bank's loans included of $1.1 million in consumer and commercial loans, which represented 1.37% of the Bank's gross loan portfolio.

         The Bank also invests in mortgage-backed securities. At December 31, 1997, mortgage-backed securities totaled $5.8 million or 4.7% of total assets. At such date, all of the mortgage-backed securities portfolio was insured or guaranteed by the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC"). At December 31, 1997, all of the mortgage-backed securities were classified as held-to-maturity.

         All loans must be approved by a committee comprised of officers and directors of the Bank. Requests for loans greater than $800,000 are reviewed and considered for approval by the Board of Directors on a case by case basis.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1997, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $2.5 million. At December 31, 1997, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at December 31, 1997 was a $912,000 participation in a $2.0 million loan, on a multi-unit apartment building, with a local financial institution. The Bank's next three largest lending relationships to a single borrower or a group of related borrowers totaled $851,000, $806,000 and $708,000, respectively. Each of these is a loan or group of loans secured by either a first mortgage on real estate or a first lien on real property. Each of these loans was current as of December 31, 1997.


         Loan Portfolio Composition. The table below sets forth information concerning the composition of the Bank's loan and mortgage-backed securities portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                          AT DECEMBER 31,

                                           1993                     1994                    1995                      1996
                                 ---------------------      --------------------    --------------------       ---------------------
                                  AMOUNT       PERCENT      AMOUNT       PERCENT    AMOUNT      PERCENT         AMOUNT      PERCENT

                                                                       (DOLLARS IN THOUSANDS)


REAL ESTATE LOANS:
 One- to four-family..........    $26,714       88.11%    $42,402         92.80%    $51,217      90.63%       $67,542        91.73%
 Multi-family.................      3,366       11.10       3,126          6.84       5,012       8.87          5,057         6.87
                                  -------       ------    -------         ------     ------      ------      --------        ------
    Total real estate loans...     30,080       99.21      45,528         99.64      56,229      99.50         72,599        98.60
                                  -------       ------    -------         ------    -------      ------       -------        ------

CONSUMER LOANS:
 Deposit account..............        104        0.35          93          0.20         136       0.24            110         0.15
 Automobile...................        ---         ---         ---           ---         ---        ---              6         0.01
 Home equity and home
 improvement..................        134        0.44          73          0.16         148       0.26            123         0.17
                                  -------       ------    -------         ------    -------      ------       -------        ------
    Total consumer loans              238        0.79         166          0.36         284       0.50            239         0.33
                                  -------       ------    -------         ------    -------      ------       -------        ------


 COMMERCIAL LOANS.............        ---         ---         ---           ---         ---        ---            790         1.07
                                  -------       ------    -------         ------    -------      ------       -------        ------
    Total loans receivable....     30,318      100.00%     45,694        100.00%     56,513     100.00%        73,628       100.00%
                                  =======       ======    =======         ======    =======      ======       =======        ======
 LESS:
 Deferred fees and discounts..        500                     246                       152                        42
 Allowance for loan losses....        106                     160                       200                       208
                                  -------                 -------                   -------                   -------
   Total loans receivable, net    $29,712                 $45,288                   $56,161                   $73,378
                                  =======                 =======                   =======                   =======

MORTGAGE-BACKED
SECURITIES:
 FNMA.........................      1,973        9.21       1,553          9.11       1,396       8.52          1,092         14.67
 GNMA.........................        910        4.25         707          4.15         651       3.98            229          3.08
 FHLMC........................     18,546       86.54      14,794         86.74      14,324      87.50          6,123         82.25
                                  -------      ------     -------        ------     -------     ------       --------        ------
    Total mortgage-backed
     securities...............     21,429      100.00%      17,054       100.00%      16,371    100.00%          7,444       100.00%
                                               ======                    ======                 ======                       =======

Net premiums and discounts....       (50)                     (39)                      (25)                        21
                                  -------                 --------                   -------                  --------

Net mortgage-backed               $21,379                  $17,015                   $16,346                   $ 7,465
                                  =======                  =======                   =======                   =======
 securities...................



                                            AT DECEMBER 31,

                                                1997
                                     ----------------------------
                                     AMOUNT               PERCENT


REAL ESTATE LOANS:
 One- to four-family..........     $71,770(1)             90.49%
 Multi-family.................       6,459(2)              8.14
                                   -------                -----
    Total real estate loans...     78,229                 98.63
                                   -------               ------

CONSUMER LOANS:
 Deposit account..............        127                  0.16
 Automobile...................          1                  0.00
 Home equity and home                 154                  0.19
                                  --------                -----
 improvement..................
    Total consumer loans              282                  0.35
                                  --------              -------


 COMMERCIAL LOANS.............        806                  1.02
                                  --------              -------
    Total loans receivable....     79,317               100.00%
                                  --------              =======
 LESS:
 Deferred fees and discounts..         78
 Allowance for loan losses....        208
                                 --------
   Total loans receivable, net    $79,031
                                 ========

MORTGAGE-BACKED
SECURITIES:
 FNMA.........................        934                 16.06
 GNMA.........................        182                  3.13
 FHLMC........................      4,699                 80.81
                                 --------                ------
    Total mortgage-backed           5,815                100.00%
     securities...............                           ======

Net premiums and discounts....         26
                                 --------

Net mortgage-backed               $ 5,841
 securities...................   ========

(1)      This amount includes a total of $8.3 million of 5, 7 and 10 year balloon loans.
(2)      This amount includes a total of $5.9 million of 5, 7 and 10 year balloon loans.


         The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rates at the dates indicated.


                                                                              AT DECEMBER 31,
                                                 -------------------------------------------------------------------------
                                                          1995                      1996                      1997
                                                  ----------------------     --------------------    ---------------------
                                                   AMOUNT       PERCENT       AMOUNT       PERCENT     AMOUNT     PERCENT

                                                                    (DOLLARS IN THOUSANDS)


FIXED-RATE LOANS:
 Real estate:
  One- to four-family.......................      $40,179         71.10%     $49,480         67.2     $50,707(1)     63.93%
  Multi-family..............................        5,012          8.87        5,057         6.87       6,459(2)      8.14
                                                  -------        ------       ------        --------   ------       ------
   Total fixed-rate real estate loans.......       45,191         79.97       54,537        74.07      57,166        72.07
  Consumer..................................          284          0.50          239         0.33         282         0.35
  Commercial................................          ---           ---          790         1.07         806         1.02
                                                  -------        ------       ------        --------   ------       ------
   Total fixed-rate loans...................       45,475         80.47       55,566         75.47     58,254        73.44
                                                  -------        ------       -------       --------   ------       ------

ADJUSTABLE-RATE LOANS:
 Real estate:
  One- to four-family.......................       11,038         19.53       18,062         24.53     21,063        26.56
                                                  -------        ------      -------        -------   -------       -------

    Total loans.............................       56,513        100.00%      73,628        100.00%    79,317       100.00%
                                                                 ======                     ======                  =======

LESS:
 Deferred fees and discounts................          152                         42                       78
 Allowance for loan losses..................          200                        208                      208
                                                 --------                   --------                   ------
  Total loans, net..........................      $56,161                    $73,378                  $79,031
                                                  =======                    =======                  =======

(1)      This amount includes a total of $8.3 million of 5, 7 and 10 year balloon loans.
(2)      This amount includes a total of $5.9 million of 5, 7 and 10 year balloon loans.


         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 1997. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due rather than when interest rates are next subject to change. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The total amount of loans due after December 31, 1997 which have a pre-determined interest rate is $58.3 million, while the amount of loans due after such date with floating rates is $21.1 million.




                                           Real Estate
                             ----------------------------------------
                             One- to four-family        Multi-family               Consumer           Commercial              Total
                             -------------------        ------------      -----------------    -----------------   ----------------
                                        Weighted            Weighted               Weighted             Weighted           Weighted
                                         Average             Average                Average              Average            Average
                              Amount       Rate        Amount     Rate     Amount      Rate     Amount      Rate    Amount     Rate
                             -------      -----       -------    -----     ------    ------    -------      -----   ------    -----

                                                              (Dollars in Thousands)


 Due During Periods Ending
       December 31,

1998(1)....................   $    72    6.67%       $ 127    10.50%       $ 12        7.36%     $ 806    10.00%     1,017    9.80%
1999.......................       945    6.85          108     8.25          64        7.66        ---     0.00      1,117    7.03
2000.......................     1,110    7.95        1,686     8.35          10        4.79        ---     0.00      2,806    8.18
2001 and 2002..............     5,639    7.57        2,863     8.10         121        7.23        ---     0.00      8,623    7.74
2003 to 2007...............     7,656    7.98        1,675     9.17          23        9.00        ---     0.00      9,354    8.20
2008 to 2012...............     7,006    7.65          ---     0.00          52        8.89        ---     0.00      7,058    7.66
2013 and following.........    49,342    7.67          ---     0.00         ---         ---        ---     0.00     49,342    7.67
                               ------    ----     --------     ----      ------     -------     ------     ----     ------    ----
                              $71,770    7.69%      $6,459     8.49%       $282       8.14%       $806    10.00%   $79,317    7.78%
                              =======    =====      ======     =====       ====      =====        ====    ======   =======   =====

(1) Includes demand loans, loans having no stated maturity, and past due loans.

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

         The cornerstone of the Bank's lending program has been the origination of permanent loans, to be held in its portfolio, secured by mortgages on owner-occupied and non-owner- occupied, one- to four-family residences. Typically, such homes are single family detached houses, condominiums, townhomes and two- to four-family dwellings. At December 31, 1997, $71.8 million, or 90.5%, of the Banks gross loan portfolio consisted of permanent loans secured by one- to four-family residences. More than 95% of these loans were located in the Bank's market area. The Bank emphasizes the origination of a variety of residential loans, including conventional 10, 15, 20 and 30 year fixed-rate loans, one, three and five year adjustable-rate mortgage loans ("ARMs") and 5, 7 and 10 year fixed rate balloon loans.

         During 1997, the Bank emphasized loans on non-owner occupied, one- to four-family properties due to the higher yields offered by such loans, as well as customer demand. The Bank offers a broad range of lending products to respond to customer preferences, market dynamics and changes in asset/liability management objectives.

         The Bank offers one- to four-family residential ARMs which are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on all of the ARMs originated by the Bank are subject to adjustment at one year intervals after the initial loan period. The Bank's ARM products generally carry interest rates which are reset to a stated margin over an independent index. Increases or decreases in the interest rate of the Bank's ARMs are generally limited to 2.0% at any adjustment date and 6.0% over the life of the loan. The Bank's ARMs are not convertible into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization. At December 31, 1997, the total balance of one- to four-family ARMs was $21.1 million, or 26.6% of the Bank's gross loan portfolio.

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

         The Bank also offers loans secured by nonowner-occupied one- to four-family residences and has a limited amount of these types of loans in its portfolio. The risk associated with these types of loans is similar to that of owner-occupied one- to four-family loans because these loans are underwritten using similar criteria as loans secured by owner-occupied one- to four-family residences, but are provided at higher rates of interest than owner-occupied loans. The Bank placed more emphasis on these types of loans during 1997 and expects to continue to do so in 1998. The Bank originated thirty-three of these loans totaling $7.3 million during 1997.

         Residential mortgage loan originations are derived from a number of sources, including mortgage brokers, advertising, real estate broker referrals, existing borrowers and depositors, builders and walk-in customers. Loan applications are accepted at both of the Bank's offices.

MULTI-FAMILY REAL ESTATE LENDING

         In order to enhance the yield on its assets, North Federal originates permanent loans secured by multi-family real estate. At December 31, 1997, the Bank had multi-family real estate loans totaling $6.5 million, or 8.1% of the Bank's gross loan portfolio. The largest multi-family loan at December 31, 1997 was $1.0 million and represented a 50% participation with a local financial institution. At December 31, 1997, the Bank had no multi-family real estate loans which were over 30 days delinquent.

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

         Multi-family loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term), the borrower's ability to repay the loan may be impaired.

CONSUMER LENDING

         The Bank originates a variety of different types of consumer loans, including home equity loans, rehabilitation loans, which are loans that exceed the parameters of a home improvement loan due to the extent of the remodeling, direct automobile loans, deposit account loans and home improvement loans. Although North Federal has attempted to place increased emphasis on consumer loans, particularly home equity and rehabilitation loans, because of their attractive yields, shorter terms to maturity, and community need, at December 31, 1997, only $282,000 or .35% of the Bank's gross loan portfolio, consisted of consumer loans.

         The Bank's home equity loans are underwritten such that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property. These loans are written with fixed terms and carry fixed rates of interest. At December 31, 1997, the Bank had $92,000 of home equity loans outstanding, or .12% of the Bank's gross loan portfolio.

         The Bank's home equity line of credit loans, which were introduced in the third quarter of 1997, are underwritten such that the total commitment amount, when combined with the first mortgage lien, may not exceed 80% of the appraised value of the property. These loans are written with a maximum maturity of five years and an interest rate that will adjust to the prime rate. At December 31, 1997, the Bank has $55,000 of outstanding line of credit loans and $157,000 in unused credit line commitments. The Bank marketed these loans to its current customer base during 1997 and anticipates expanding that effort during 1998.

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

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. The Bank had no delinquent consumer loans at December 31, 1997, although there can be no assurance that delinquencies will not increase in the future.

COMMERCIAL LENDING

         In order to further enhance the yield on its assets, the Bank issued a commercial line of credit to a manufactured housing developer to finance the period of time between the delivery of a unit to closing. This period is usually between 60 to 90 days. The line of credit is collateralized by a secured interest in the individual units and any related sales contracts. In addition, the line of credit is personally guaranteed by the developer. Loan to value ratios will range between 50% to 60% at any given time. At December 31, 1997, the outstanding line of credit balance was $806,000. The line of credit carries a fixed rate of interest on a one-year renewable basis and was current as of December 31, 1997. In January 1998, the Bank increased the authorized line of credit to $1.0 million.

         Commercial loans generally carry a higher rate of interest and are made for shorter periods of time than fixed-rate or adjustable rate one- to four-family residential loans. Commercial loans are usually larger and carry a greater degree of risk, in part because the borrower's ability to repay the debt may be largely dependent on the cash flow from the underlying business. The Bank analyzes the financial condition of the property and the borrower in determining whether to extend credit, and generally requires a personal guarantee from the borrower. The Bank intends to expand its commercial lending activities, subject to customer demand and the existence of qualified borrowers.

MORTGAGE-BACKED SECURITIES

         The Bank purchases mortgage-backed securities to complement its mortgage lending activities, when loan demand is low. At December 31, 1997, mortgage-backed securities totaled $5.8 million, or 4.7% of the Bank's total assets. For information regarding the amortized cost and market values of North Federal's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders filed as Exhibit 13 hereto.

         In November 1995, the Financial Accounting Standards Board issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which afforded an entity a one-time opportunity to reassess the appropriateness of the classifications of all securities held at that time and to account for any resulting reclassification at fair value in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company transferred $6.8 million of mortgage-backed securities on December 31, 1995 from held-to-maturity to available-for-sale in accordance with the guide and sold those securities during the first quarter of 1996 to fund new loan originations. At December 31, 1997, mortgage-backed securities totaled $5.8 million and were all classified as held-to-maturity. Of the $5.8 million, $1.4 million or 24.1% of the Bank's mortgage-backed securities carried adjustable rates of interest.

         Under the OTS' risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk-weighting and FNMA, FHLMC and AA- or higher rated mortgage-backed securities have a 20% risk-weighting, in contrast to the 50% risk-weighting carried by one- to four-family performing residential mortgage loans. None of the mortgage-backed securities held by the Bank at December 31, 1997 had a risk-weight for regulatory capital purposes above 20%.

         All of the Bank's mortgage-backed securities are backed by federal agencies. Accordingly, management believes that the Bank's mortgage-backed securities are generally resistant to credit problems.


         The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 1997. Mortgage-backed securities having adjustable interest rates are shown as maturing in the period during which the security is repricing.




                                                                 Due in                                               December 31,
                                -----------------------------------------------------------------------                   1997
                                6 Months     6 Months    1 to         3 to 5        5 to 10    10 to 20     Over 20     Balance
                                or Less      to 1 Year   3 Years      Years         Years      Years        Years     Outstanding
                                --------     ---------   -------      ------        -------    --------     -------   -----------

                                                                       (IN THOUSANDS)


   Federal Home Loan
  Mortgage Corporation           $ 120          $1,629      ---         $403          $1,503     $982          $59       $4,696

    Federal National
  Mortgage Association             963             ---      ---          ---           ---        ---          ---          963

  Government National
  Mortgage Association            ---             ---       ---           65           ---        117          ---          182
                               -------         -------   -------      -------       -------     ------       -------    --------


          Total                 $1,083          $1,629      ---         $468        $1,503     $1,099          $59        $5,841
                                ======         =======    ======      =======       =======    =======       =======    ========



LOAN ORIGINATION AND REPAYMENT ACTIVITIES

         The following table shows the Bank's loan originations, loan and mortgage-backed securities purchases, sales and principal repayments for the periods indicated. The Bank has not sold any loans in recent years. The Bank maintains an approved seller/servicer status with FHLMC.


                                                                           YEAR ENDED DECEMBER 31,
                                                                      1995           1996           1997
                                                                   ---------------------------------------
                                                                            (IN THOUSANDS)


Loans receivable (gross) at beginning of period..............        $45,694        $56,513        $73,628
                                                                     -------        -------        -------

ORIGINATIONS AND PURCHASES BY TYPE:

Fixed rate:
  Real estate - one- to four-family..........................         16,378         23,930         15,219
                - multi-family...............................          2,117          1,623          2,519
  Non-real estate - consumer and commercial..................            223          1,291            355
                                                                     -------         ------         ------
     Total loans originated..................................         18,718         26,844         18,093

Principal repayments.........................................          7,899          9,729         12,404
                                                                     -------        -------        -------
     Total loans at end of period............................        $56,513        $73,628        $79,317
                                                                     =======        =======        =======

Mortgage-backed securities (net) at beginning of
period.......................................................         17,015         16,346          7,465

  Purchases..................................................          1,960            ---            ---
  Repayments.................................................          2,747          2,190          1,628
  Sales......................................................            ---          6,600            ---
  Unrealized gain on mortgage-backed securities
    available-for-sale.......................................             93           (93)            ---
  Amortization of premiums and discounts.....................             25              2              4
                                                                     -------        -------        -------
     Mortgage-backed securities (net)                                $16,346        $ 7,465         $5,841
      at end of period.......................................        =======        =======         ======



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

         Delinquent Loans. At December 31, 1997, the Bank had no loans delinquent for 60days or more.


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


                                                                       DECEMBER 31,
                                                      1993       1994         1995         1996     1997
                                                    -------    --------     --------     ------   ------
                                                                  (DOLLARS IN THOUSANDS)


Nonaccrual loans:
  One- to four-family..........................         $39         $30          $24        $--        $--
  Consumer.....................................           8           2           --          1         --
                                                         --        ----          ---       ----      -----
     Total non-performing assets...............         $47         $32          $24        $ 1       $ --
                                                        ===         ===          ===        ===       ====

Total as a percentage of total assets..........       0.04%       0.03%        0.02%      0.00%      0.00%
                                                       ====        ====         ====       ====       ====


         Other Loans of Concern. As of December 31, 1997, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Management has taken this into consideration in determining the adequacy of the allowance for losses on loans as of December 31, 1997.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.
There were no classified assets at December 31, 1997.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Allowances also are established for loans considered to be impaired. The calculation of reserve levels for impaired loans is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values. As the Company did not identify any loans considered impaired in 1997, no additional allowance was required. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See Note 1(f) and Note 6 of the Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders filed as Exhibit 13 hereto, and "Regulation." At December 31, 1997, the Bank had an allowance for loan losses of $208,000, which was equal to .26% of net loans receivable.


         The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                                          YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                  1993     1994      1995     1996     1997
                                                                  ----     ----      ----     ----     ----
                                                                            (DOLLARS IN THOUSANDS)


Balance at beginning of period..............................       $34     $106      $160     $200     $208

Charge-offs:
  One- to four-family.......................................       ---      ---       ---      ---      ---
  Consumer..................................................       ---      ---       ---      ---      ---

Recoveries..................................................       ---      ---       ---      ---      ---
                                                                   ---      ---       ---      ---      ---

Net charge-offs.............................................       ---      ---       ---      ---      ---
Additions charged to operations.............................        72       54        40        8      ---
                                                                   ---      ---       ---       --    -----
Balance at end of period....................................      $106     $160      $200     $208     $208
                                                                  ====     ====      ====     ====     ====


         When the Bank repossesses property it is thereafter classified as real estate owned. Any gains or losses (realized or reserved for) thereafter are treated as real estate owned activity. The Bank had no real estate owned as of the dates presented.

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:


                                                        AT DECEMBER 31,
                                    ---------------------------------------------------
                                       1993       1994      1995       1996        1997
                                    -------      -------   -------    ------    -------
                                                    (Dollars in Thousands)


Unallocated.........................   $106         $160    $200         $208      $208
                                       ----         ----    ----         ----      ----
     Total..........................   $106         $160    $200         $208      $208
                                       ====         ====    ====         ====      ====


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

         At December 31, 1997, the Company's interest-bearing deposits with banks and dollar denominated money market accounts totaled $4.4 million, or 3.6% of total assets. Investment securities, consisting of U.S. government securities, federal agency obligations and FHLB stock, totaled $24.3 million, or 19.8% of total assets, and investment in federal funds sold totaled $6.0 million or 4.9% of total assets. It is the Company's general policy to purchase investment securities which are U.S. Government securities or federal agency obligations. At December 31, 1997, the weighted average term to maturity or repricing of the investment portfolio, excluding FHLB stock, equity securities and mortgage-backed securities, was 3 months.


         The following table sets forth the composition of the Company's investment portfolio, excluding its mortgage-backed securities, at the dates indicated.



                                                                                              AT DECEMBER 31,

                                                                       1995                   1996                    1997
                                                              -----------------------------------------------------------------
                                                               Carrying    % of       Carrying      % of       CARRYING    % of
                                                                VALUE      TOTAL       VALUE        TOTAL       VALUE     TOTAL

                                                                                          (DOLLARS IN THOUSANDS)


Investment Securities:
  U.S. Treasury notes......................................... $ 6,530     22.52%    $ 2,237       8.73%        ---        0.00%
  U.S. Government agency securities...........................  21,008     72.43      21,844      85.22        22,630     90.69
  FHLB stock..................................................     624      2.15       1,205       4.70         1,705      6.83
  Other.......................................................     598      2.06         100       0.39           200      0.80
  Equity securities...........................................     244      0.84         245       0.96           420      1.68
                                                                ------   -------      -------    ------        ------     ------



    Total investment securities and FHLB stock................ $29,004    100.00%    $25,631     100.00%      $24,955     100.00%
                                                               =======    ======      =======    ======       =======     ======

Other Interest-Earning Assets:
  Interest-bearing deposits with banks........................ $ 2,634               $ 2,644                  $ 2,937
  Dollar denominated mutual funds.............................   1,127                   547                    1,477
  Federal funds sold .........................................   3,925                 4,800                    5,976
                                                               -------               -------                  -------
     Total.................................................... $ 7,686               $ 7,991                  $10,390
                                                               =======               =======                  =======

Average remaining life or term to repricing of investment
 securities and other interest-earning assets, excluding
 FHLB stock and equity securities.............................         9 mos.                 14 mos.               3 mos.




         The composition and contractual maturities of the investment portfolio, excluding mortgage-backed securities, equity securities and FHLB of Chicago stock, are indicated in the following table.


                                                                     AT DECEMBER 31, 1997
                                                                                                             Total
                                               One Year           1 thru 5         Over 5                  Investment
                                                or Less            Years            Years                  Securities
                                               ---------          ---------       ----------         ---------      -----
                                               Amortized          Amortized        Amortized         Amortized       Fair
                                                 Cost               Cost             Cost               Cost        Value
                                               ---------          ---------       ----------         ---------      -----

                                                                    (DOLLARS IN THOUSANDS)


U.S. Government agency securities..........     $1,000             $4,000          $17,727            $22,727       $22,630
Other......................................      ---                  100              100                200           200
                                               -------            -------         --------            -------        ------

    Total investment securities............    $ 1,000             $4,100          $17,827            $22,927       $22,830
                                                ======             ======          =======            =======        =======
Weighted average yield(1)..................       4.98%              6.31%            7.14%              6.90%
                                                ======             ======          =======            ======

(1) The weighted average yield is based upon the interest rate in effect at December 31, 1997.


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


         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the dates indicated and the rates offered as of December 31, 1997. See Note 7 of Notes to Consolidated Financial Statements for weighted average nominal rates.




                                                                                          AT DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                                   1995                        1996                        1997
                                                            ------------------------   --------------------    --------------------
                                                                            Percent               Percent                   Percent
                                                               Amount       of Total    Amount    of Total     Amount      of Total

                                                                                      (DOLLARS IN THOUSANDS)


TRANSACTION AND SAVINGS DEPOSITS:

Passbook Accounts 2.75%...............................        $17,380        23.1%    $16,197      22.0%       $15,282        20.4%
NOW  Accounts  2.02%..................................          7,000         9.3       8,298       11.3         8,429        11.2

Non-Interest Bearing Accounts.........................            184         0.3         998        1.3         1,208         1.6

Money Market Accounts
 0.00% - 4.25%........................................          5,637         7.5       6,233        8.5         5,544         7.4
                                                                -----       -----     -------      -----       -------       -----

Total Non-Certificates................................         30,201        40.2      31,726       43.1        30,463        40.6
                                                              -------       -----     -------      -----       -------       -----

TOTAL CERTIFICATES:

 0.00 -  4.99%........................................          3,419         4.5       1,574        2.1           885         1.2
 5.00 -  5.99%........................................         18,764        25.0      25,304       34.4        30,775        41.0
 6.00 -  6.99%........................................         19,918        26.5      10,981       14.9         9,043        12.1
 7.00 -  7.99%........................................          2,341         3.1       3,779        5.1         3,764         5.0
 8.00 -  8.99%........................................            526         0.7         247        0.4           111         0.1
                                                                  ---        ----       -----      -----         -----         ---

Total Certificates....................................         44,968        59.8      41,885       56.9        44,578        59.4
                                                              -------       -----     -------     ------       -------       -----
Total Deposits........................................        $75,169       100.0%    $73,611     100.0%       $75,041      100.0%
                                                              =======       =====     =======     =====        =======      =====



         The following table sets forth the savings flows at the Bank during the periods indicated. Net increase refers to the amount of deposits during a period less the amount of withdrawals during the period.



                                                             YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------
                                                         1995               1996                1997
                                                        -------           --------            --------

                                                                     (DOLLARS IN THOUSANDS)


Opening balance............................             $70,178           $ 75,169            $ 73,611
Deposits...................................             100,836             91,640             108,398
Withdrawals................................              99,151             97,018             110,169
Interest credited..........................               3,306              3,820               3,201
                                                        -------           --------            --------
Ending balance.............................             $75,169           $ 73,611            $ 75,041
                                                        =======           ========            ========

Net increase (decrease)....................              $4,991          $(1,558)             $  1,430
                                                         ======      =============            ========


Percent increase (decrease)................               7.11%            (2.07)%               1.94%
                                                          ====             ======              ======


         The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1997.



                                                      0.00-     5.00-       6.00-      7.00-       8.00% or                 Percent
                                                      4.99%     5.99%       6.99%      7.99%       Greater     Total       of Total
                                                     -------   -------     -------    -------      --------   --------     --------

                                                                               (DOLLARS IN THOUSANDS)


Certificate accounts maturing
IN QUARTER ENDING           :

March 31, 1998..............................         $ 743     $7,728      $2,999     $ 105         $---       $11,575       25.96%
June 30, 1998...............................            55      8,047          84       ---          ---         8,186       18.36
September 30, 1998..........................             6      3,254          32        20          ---         3,312        7.43
December 31, 1998...........................            17      2,499          12       ---          ---         2,528        5.67
March 31, 1999..............................            43      5,285          38       124           23         5,513       12.37
June 30, 1999...............................            21      1,458         538       ---          ---         2,017        4.52
September 30, 1999..........................           ---        327         450        24          ---           801        1.80
December 31, 1999...........................           ---        527         246       705          ---         1,478        3.32
March 31, 2000..............................           ---        149         108     1,303          ---         1,560        3.50
June 30, 2000...............................           ---        165         475     1,446          ---         2,086        4.68
September 30, 2000..........................           ---         29         919       ---          ---           948        2.13
December 31, 2000...........................           ---         77         468       ---          ---           545        1.22
Thereafter..................................           ---      1,230       2,674        37           88         4,029        9.04
                                                    ------    -------     -------    ------       ------      --------      ------
   Total....................................          $885    $30,775      $9,043    $3,764        $ 111       $44,578      100.00%
                                                      ====  =========  ==========    ======        =====       =======      ======

   Percent of total.........................          1.99%     69.04%      20.29%     8.44%        0.25%       100.00%
                                                     =====      =====       =====      ====        =====        ======



         The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 1997.


                                                                    MATURITY
                                                   ------------------------------------------------
                                                                  OVER         OVER
                                                   3 MONTHS      3 TO 6       6 TO 12        OVER
                                                    OR LESS      MONTHS        MONTHS      12 MONTHS        TOTAL
                                                  ---------     -------      --------      ---------      --------
                                                                        (IN THOUSANDS)


CERTIFICATES OF DEPOSIT OF LESS THAN
 $100,000...................................         $9,942      $6,517        $5,020       $16,962        $38,441

CERTIFICATES OF DEPOSIT OF $100,000 OR
 GREATER....................................          1,633       1,669           820         2,015          6,137
                                                     ------      ------       -------       -------        -------

TOTAL CERTIFICATES OF DEPOSIT...............        $11,575      $8,186        $5,840       $18,977        $44,578
                                                    =======      ======        ======       =======        =======


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

         At December 31, 1997 North Federal had one active subsidiary, North Financial Corporation, which provides general insurance services to the customers of the Bank. The Bank's investment in its subsidiary was $9,706 at December 31, 1997. For the year ended December 31, 1997, North Financial Corporation had a net loss of $1,462.


                                   REGULATION

GENERAL

         North Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Chicago and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of North Federal, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. North Federal's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over North Federal.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

         The OTS has extensive authority over the operations of savings associations. As part of this authority, North Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of North Federal were as of September 30, 1996 and November 10, 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When examinations are conducted by the OTS and the FDIC, the examiners may require an association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. North Federal's OTS assessment for the fiscal year ended December 31, 1997, was $36,411.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1997, the Bank's lending limit under this restriction was $2.5 million. North Federal is in compliance with the loans-to-one-borrower limitation.

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

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates as of March 31, 1995, in order to recapitalize the SAIF.

It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at
 .657% of deposits by the FDIC and the Bank's resulting assessment of $486,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Bank's results of operations for the quarter ended September 30, 1996. As a result of the special assessment, the Bank's deposit insurance premium was reduced to zero based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         All SAIF-insured institutions are required to pay an assessment for the repayment of interest on obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980's, in the amount equal to 6.48 basis points for each $100 in domestic deposits. As a result of the recent legislation discussed above, BIF-insured institutions are also required to pay an assessment for the repayment of interest on the FICO bonds, in an amount equal to 1.52 basis points for each $100 in domestic deposits. The assessment of SAIF-insured institutions is expected to be reduced to 2.43 basic points for each $100 in domestic deposits no later than January 1, 2000, by which point BIF-insured institutions will participate fully in the FICO bond interest repayment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1997, the Bank did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At December 31, 1997, the Bank had no material subsidiary activity.

         At December 31, 1997, the Bank had tangible capital of $11.6 million, or 9.7% of adjusted total assets, which is approximately $9.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1997, the Bank had no intangibles which were subject to these tests.

         At December 31, 1997, North Federal had core capital equal to $11.6 million, or 9.7% of adjusted total assets, which is $7.9 million above the minimum leverage ratio requirement of 3.0% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1997, the Bank had $208,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. North Federal had no such exclusions from capital and assets at December 31, 1997.

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

         On December 31, 1997, North Federal had total capital of $11.8 million (including $11.6 million in core capital and $208,000 in qualifying supplementary capital) and risk-weighted assets of $46.4 million or total capital of 25.4% of risk-weighted assets. This amount was $8.0 million above the 8.0% requirement in effect on that date.

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

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "Regulatory Capital Requirements."

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

LIQUIDITY

         All savings associations, including North Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

         Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At December 31, 1997, the Bank was in compliance with the requirement, with a liquid asset ratio of 15.0%.

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

QUALIFIED THRIFT LENDER TEST

         All savings associations, including North Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701 (a) (19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1997, the Bank met the test and has always met the test since its effectiveness.

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

         Holding Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Holding Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Holding Company meets specified current public information requirements, each affiliate of the Holding Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, North Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

FEDERAL HOME LOAN BANK SYSTEM

         North Federal is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, North Federal is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1997, the Bank had $1.7 million in FHLB stock, which was in compliance with this requirement.

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

         For the year ended December 31, 1997, dividends paid by the FHLB of Chicago to North Federal totaled $100,000, which constitute a $29,000 increase from the amount of dividends received in 1996. The $30,000 dividend received for the quarter ended December 31, 1997 reflects an annualized rate of 7.00%, or 0.27% above the rate for 1996.

FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         General. The following is a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Company and Bank have not been audited by the IRS during the last 12 years. For federal income tax purposes, the Company and the Bank file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, such as the Bank's tax reserve for bad debts, discussed below.

RECENT TAX LEGISLATION REGARDING TAX BAD DEBT RESERVES

         Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using the "Experience Method" which would be the greater of an amount based on a six-year moving average of the Bank's actual loss experience or an amount which would increase the Bank's reserve for losses on qualifying real property loans to the base year percentage, or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

         Under the Small Business Act, the PTI Method was repealed and the Bank has been be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's taxable year beginning January 1, 1996. In addition, the Bank is required to recapture (i.e., take into taxable income) over six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) its "base year reserve," i.e., the balance of such reserves as of December 31, 1987 or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996.

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

         As a Delaware holding company, the Company has registered as a foreign corporation authorized to transact business in Illinois. As such, it files an Illinois Foreign Corporation Annual Report and pays an annual franchise tax to the State of Illinois.

         STATE OF DELAWARE. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but it files an annual report with and pays an annual franchise tax to the State of Delaware.


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

EMPLOYEES

         At December 31, 1997, the Company had a total of 37 employees, including one part-time employee. Management considers its employee relations to be excellent.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following is a description of the Company and the Bank's executive officers who are not also directors as of December 31, 1997.

         Victor E. Caputo - Mr. Caputo, age 53, joined the Bank as Senior Vice President for Operations in January 1995. He was appointed Executive Vice President and Corporate Secretary of the Company and the Bank in April 1995. Mr. Caputo formerly was Senior Vice President and Chief Operations Officer of Argo Federal Savings Bank. Mr. Caputo has also served as an audit supervisor at KPMG Peat Marwick LLP in Chicago. He has over 22 years experience in the thrift industry. He is a member of the American Institute of Certified Public Accountants, the Financial Managers Society and the Illinois Society of Certified Public Accountants.

         Martin W. Trofimuk - Mr. Trofimuk, age 37, was appointed as Vice President and Treasurer of the Company and the Bank in 1993. Mr. Trofimuk has served in various capacities since joining the Bank in 1985. He is a past President of the Chicago Chapter of the Financial Managers Society and a member of the Institute of Financial Education.

         John K. Taylor - Mr. Taylor, age 44, joined the Bank as Loan Department Manager in March 1993. He was promoted to Vice President in April 1994. Mr. Taylor has 18 years of banking experience. He is a graduate of Kelly College, in England and is a member of the Society of Mortgage Professionals. He is also a member of the parish Council and lector of St. Germaine Church in Oak Lawn.

         Karla A. Lauer - Ms. Lauer, age 30, rejoined the Bank as Vice President in 1997. Ms. Lauer previously worked for the Bank as an Assistant Branch Manager and a New Accounts Officer in 1994 and 1995. Ms. Lauer has served as a Branch Manager for the Harris Bank and for Cragin Federal Savings and Loan Association.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Bank owns its main office building and leases space for its branch office. The Bank also owns a parking lot at 1635 N. Clark St., Chicago, Illinois. As of December 31, 1997, the net book value of the Bank's investment in premises, equipment and leaseholds was approximately $1,043,000.


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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Page 47 of the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Pages 4 through 16 of the Company's 1997 Annual Report to Stockholders are herein incorporated by reference.


ITEM 7.   FINANCIAL STATEMENTS

         Pages 17 through 46 of the Company's 1997 Annual Report to Stockholders and herein incorporated by reference.

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


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

         Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

         Information concerning the Company's and the Bank's executive officers who are not also directors is contained in Item 1 of this report under "Executive Officers who are not Directors."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, the Registrant complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners.

ITEM 10.          EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

            (a)            EXHIBITS



                                                                             REFERENCE TO
                                                                             PRIOR FILING
                                                                              OR EXHIBIT
    REGULATION                                                                  NUMBER
   S-B EXHIBIT                                                                 ATTACHED
      NUMBER                              DOCUMENT                              HERETO
   -----------   ---------------------------------------------------        --------------


        2         Plan of acquisition, reorganization,                           None
                  arrangement, liquidation or succession
       3(i)       Certificate of Incorporation                                    *
      3(ii)       By-Laws                                                         *
        4         Instruments defining the rights of holders,                     *
                  including indentures
        9         Voting trust agreement                                         None
       10.1       1993 Stock Option and Incentive Plan                           ***
       10.2       Recognition and Retention Plan                                 ***
       10.3       Supplemental Employee Stock Retirement                          *
                  Plan
       10.4       Form of employment agreement with Mary                          *
                  Ann Hass, Joseph A. Graber, Victor E.
                  Caputo and Martin W. Trofimuk
        11        Statement regarding computation of per share                   None
                  earnings
        13        Annual report to security holders                               13
        16        Letter on change in certifying accountant                      None
        18        Letter on change in accounting principles                      None
        21        Subsidiaries of Registrant                                      **
        22        Published report regarding matters submitted                   None
                  to vote
        23        Consents of independent accountants                             23
        24        Power of attorney                                          Not required
        27        Financial data schedule                                         27
        28        Information from reports furnished to state                    None
                  insurance regulatory authorities
        99        Additional exhibits                                        Not required

* Filed as exhibits to the Registrant's Form S-1 registration statement (File No. 33-69444) and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 and incorporated herein by reference.

            (b)            REPORTS ON FORM 8-K

         The Company filed reports on Form 8-K on October 15, 1997 regarding the release of earnings for September 30, 1997, a quarterly dividend, Nasdaq listing requirements, and the election of a Director, on November 24, 1997 regarding a three-for-two stock split, and on December 29, 1997 regarding the rejection of an unsolicited offer to purchase.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NORTH BANCSHARES, INC.

                                     By:/S/ MARY ANN HASS
                                     Mary Ann Hass, Chairman and
                                     Chief Executive Officer
                                     (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/S/ MARY ANN HASS
----------------------------
Mary Ann Hass, Chairman and
Chief Executive Officer
(Principal Executive Officer)

Date:       MARCH 31, 1998


/S/ JAMES L. FERSTEL
-----------------------------
James L. Ferstel, Director

Date:       MARCH 31, 1998


/S/ ROBERT H. RUSHER
-----------------------------
Robert H. Rusher, Director

Date:       MARCH 31, 1998


/S/ ELMER L. HASS
--------------------------
Elmer L. Hass, Director

Date:    MARCH 31, 1998


/S/ GREGORY W. ROSE
---------------------------
Gregory W. Rose, Director

Date:   MARCH 31, 1998


/S/ MARTIN W. TROFIMUK
--------------------------------
Martin W. Trofimuk, Vice President and
Treasurer
(Principal Financial and Accounting
Officer)

Date:    MARCH 31, 1998


/S/ JOSEPH A. GRABER
--------------------------------
Joseph A. Graber, President and Director

Date:  MARCH 31, 1998