Form 10QSB
period 1998-03-31
NORTH BANCSHARES INC
filed 1998-05-14
CIK 912623

<PAGE 1>
=============================================================================
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998


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

                         Yes (X)                 No ( )

   As of April 30, 1998, there were 1,280,278 outstanding shares of the Registrant's Common Stock.

   Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

=============================================================================
<PAGE 2>


                                    NORTH BANCSHARES, INC.

                                       Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)
           Item 1. Consolidated Financial Statements                      3
                   Notes to Consolidated Financial Statements             7

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          9

Part II - OTHER INFORMATION                                              14
           Item 1. Legal Proceedings                                     14
           Item 6. Exhibits and Reports on Form 8-K                      14

FORM 10-QSB SIGNATURE PAGE                                               15

<PAGE 3>



Part I. Financial Information

Item 1. Consolidated Financial Statements


                                        NORTH BANCSHARES, INC.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                       MARCH 31, 1998   DEC 31, 1997
                                               (UNAUDITED)
--------------------------------------------------------------------------
Cash and due from banks                           $   764       $   727
Interest-bearing deposits                           2,657         2,937
Federal funds sold                                  7,121         5,976
Investment in dollar denominated mutual funds       1,768         1,477
--------------------------------------------------------------------------
   TOTAL CASH AND CASH EQUIVALENTS                 12,310        11,117

Investment securities available for sale           21,125        23,250
Mortgage-backed securities held to maturity         5,560         5,841
Stock in Federal Home Loan Bank of Chicago          1,705         1,705
Loans receivable, net of allowance for loan
 losses of $208 at March 31, 1998 and
 December 31, 1997                                 75,776        79,031
Accrued interest receivable                           803         1,060
Premises and equipment, net                         1,019         1,043
Other assets                                          179            31
--------------------------------------------------------------------------
   TOTAL ASSETS                                  $118,477      $123,078
==========================================================================
LIABLITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
Deposit accounts                                 $ 73,449       $75,053
Borrowed funds                                     29,100        29,100
Advance payments by borrowers for
 taxes and insurance                                  792         1,239
Accrued interest payable and other liabilities      1,567         1,101
-------------------------------------------------------------------------
   TOTAL LIABILITIES                              104,908       106,493
-------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value. Authorized
 500,000 shares; none outstanding                       -             -
Common stock, $.01 Par value. Authorized
 3,500,000 shares; issued 1,914,105 shares             19            19
Additional paid-in capital                         13,626        13,767
Retained earnings, substantially restricted        11,153        11,139
Treasury stock at cost (633,827 shares at
 March 31, 1998 and 484,293 shares at
 December 31, 1997)                               (10,481)       (7,706)
Accumulated other comprehensive income               (220)         (216)
Common stock acquired by Employee Stock
   Ownership Plan                                    (528)         (555)
--------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                      13,569        16,448
--------------------------------------------------------------------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $118,477      $123,078
==========================================================================


   See accompanying notes to unaudited consolidated financial statements

<PAGE 4>


                                NORTH BANCSHARES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)
                           (IN THOUSANDS, EXCEPT SHARE DATA)


                                                     THREE MONTHS ENDED MARCH 31,
                                                         1998          1997
-----------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                   $1,494        $1,449
  Interest-bearing deposits and federal funds sold      116            48
  Investment securities available for sale              383           465
  Mortgage-backed securities held to maturity            96           125
  Investment in mutual funds                             31            34
  Dividends on FHLB stock                                29            22
----------------------------------------------------------------------------
TOTAL INTEREST INCOME                                 2,149         2,143
----------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposit accounts                                      819           773
  Borrowed funds                                        421           401
----------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                1,240         1,174
----------------------------------------------------------------------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES    909           969

PROVISION FOR LOAN LOSSES                                 -             -
----------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     909           969
----------------------------------------------------------------------------
NON-INTEREST INCOME:
  Gain on sale of investment securities
   available for sale, net                               40            48
  Fees and service charges                               59            46
  Other                                                   4             4
----------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                               103            98
----------------------------------------------------------------------------
NON-INTEREST EXPENSE:
  Compensation and benefits                             452           394
  Occupancy expense                                     125           113
  Professional fees                                      75            38
  Data processing                                        47            42
  Advertising and promotion                              25            31
  Federal deposit insurance premium                      12            12
  Recognition and retention plan                          -            19
  Other                                                  63            97
---------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                              799           746
---------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                              213           321
INCOME TAX EXPENSE                                       58            92
---------------------------------------------------------------------------
NET INCOME                                            $ 155         $ 229
===========================================================================
EARNINGS PER SHARE:
  Basic                                                $.12          $.15
  Diluted                                              $.12          $.15
===========================================================================
AVERAGE SHARES OUTSTANDING:
  Basic                                           1,272,779     1,484,931
  Diluted                                         1,341,510     1,558,490
===========================================================================


    See accompanying notes to unaudited consolidated financial statements

<PAGE 5>

                               NORTH BANCSHARES, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                           (IN THOUSANDS, EXCEPT SHARE DATA)

---------------------------------------------------------------------------------------------------------------------------

                                                                                                             Accumulated
                                                                         Additional                          other
                                                                Common     paid-in    Retained   Treasury    comprehensive
                                                                stock      capital    earnings     stock     income
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                    $   14      13,688      10,988     (5,340)      (786)

Comprehensive income:
 Net Income                                                          -           -         229          -          -
Change in unrealized loss on
  securities available for sale, net                                 -           -           -          -        (36)
additional liability adjustment for
  employee pension plan, net                                         -           -           -          -          -

Comprehensive income                                                 -           -           -          -          -

Payment on ESOP loan                                                 -           -           -          -          -
Market adjustment for common ESOP shares                             -          21           -          -          -
Amortization of award of MRP stock                                   -           -           -          -          -
Purchase of treasury stock, 23,000 shares                            -           -           -       (424)         -
Cash dividend ($.08 per share)                                       -           -         127          -          -
--------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                                           14       13,709     11,090     (5,764)      (822)
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                                        19       13,767     11,139     (7,706)      (216)

Comprehensive income:
 Net income                                                          -            -        155          -          -
 Change in unrealized loss on
  securities available for sale, net                                 -            -          -          -         (4)
 Additional liability adjustment for
 employee pension plan, net                                          -            -          -          -          -

Comprehensive income                                                 -            -          -          -          -

Payment on ESOP loan                                                 -            -          -          -          -
Market adjustment for common ESOP shares                             -           48          -          -          -
Purchase of treasury stock, 173,198 shares                           -            -          -      (3,144)
Cash dividend ($.10 per share)                                       -            -       (141)          -
Options exercised and reissuance of
 treasury stock, 23,664 shares                                       -         (189)         -         369          -
-------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                                           19       13,626     11,153     (10,481)      (220)
-------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
                                                                    Common
                                                                    stock    Deferred
                                                                    acquired by compen-
                                                                    ESOP     sation     Total
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                        (667)      (74)    17,823

Comprehensive income:
 Net income                                                            -         -        229
 Change in unrealized loss on
  securities available for sale, net                                   -         -        (36)
 Additional liability adjustment for
  employee pension plan, net                                           -         -          -
                                                                                      --------
Comprehensive income                                                   -         -        193

Payment on ESOP loan                                                   28         -         28
Market adjustment for common ESOP shares                                -         -         21
Amortization of award of MRP stock                                      -        19         19
Purchase of treasury stock, 23,000                                      -         -       (424)
Cash dividend ($.08 per share)                                          -         -       (127)
-------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                                            (639)      (55)    17,533
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                                         (555)        -     16,448

Comprehensive income:
 Net income                                                             -         -        155
 Change in unrealized loss on
  securities available for sale, net                                    -         -         (4)
 Additional liability adjustment for
  employee pension plan, net                                            -         -          -
                                                                                        -------
Comprehensive income                                                    -         -        151

Payment on ESOP loan                                                   27        -          27
Market adjustment for common ESOP shares                                -         -         48
Purchase of treasury stock, 173,198 shares                              -         -     (3,144)
Cash dividend ($.10 per share)                                          -         -       (141)
Options exercised and reissuance of
 treasury stock, 23,664 shares                                          -         -        180
-----------------------------------------------------------------------------------------------
Balance at March 31, 1998                                            (528)        -     13,569
================================================================================================

See accompanying notes to unaudited consolidated financial statements.


<PAGE 6>


                                   NORTH BANCSHARES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                      (IN THOUSANDS)

<Cation>


                                             FOR THE THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------------
                                                      1998          1997
---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  155        $  229
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                       24            36
      Deferred loan fees, net of amortization              6            (1)
      Amortization of premiums and discounts               1            11
      ESOP and MRP compensation expense                   75            47
      Gain on sale of investment securities available
        for sale, net                                    (40)          (48)
      Changes in assets and liabilities:
        Decrease (increase) in accrued interest
          receivable                                      257          (59)
        Decrease (increase) in other assets, net         (148)          10
        Increase in other liabilities                     306         1,024
-----------------------------------------------------------------------------
Net cash provided by operating activities                 636         1,249
-----------------------------------------------------------------------------
Cash flows from investing activities:
   Maturities of investment securities available
     for sale                                           6,730            -
   Purchase of investment securities available
     for sale                                          (4,912)      (5,225)
   Proceeds from sales of investment securities
     available for sale                                   353          326
   Repayment of mortgage-backed securities held
     to maturity                                          281          326
   Loan originations                                   (5,467)      (2,420)
   Loan repayments                                      8,716        1,703
   Purchase of Federal Home Loan Bank of Chgo Stock         -         (185)
   Purchase of premises and equipment                       -          (49)
----------------------------------------------------------------------------
Net cash provided by (used in) investing activities     5,701       (5,524)
----------------------------------------------------------------------------
Cash flows from financing activities:
   Decrease in deposit accounts                        (1,592)      (1,487)
   Increase in borrowed funds                               -        3,700
   Increase in advance payments by borrowers for
     taxes and insurance                                 (447)        (388)
   Payment of cash dividend                              (141)        (127)
   Proceeds from stock options exercised                  180            -
   Purchase of treasury stock                          (3,144)        (424)
----------------------------------------------------------------------------
Net cash provided by (used in) financing activities    (5,144)        1,274
----------------------------------------------------------------------------
Net increase (decrease) in cash and cash
   equivalents                                          1,193        (3,001)
Cash and cash equivalents at beginning of period       11,117         8,609
----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $12,310       $ 5,608
============================================================================
Supplemental disclosures of cash flow information:
   Cash payments during the period for:
     Interest                                             873          667
     Taxes                                                240            -
============================================================================

   See accompanying notes to unaudited consolidated financial statements.

<PAGE 7>


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

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial condition as of March 31, 1998 and results of operations for the three-month periods ended March 31, 1998 and March 31, 1997, but are not necessarily indicative of the results which may be expected for the entire year.

(2)  Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of North Bancshares, Inc. (the "Company"), and its wholly-owned subsidiary North Federal Savings Bank (the "Bank"), and its subsidiary North Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)  Earnings Per Share

     In 1997, the Financial Accounting Standards Baord issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effct of outstanding stock options.

     The Company adopted SFAS 128 at December 31, 1997. All earnings per share amounts for prior periods have been restated under the provisions of SFAS 128. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

------------------------------------------------------------------------------

                                            For the three month periods ended
 (In thoudsands, except share data)         March 31, 1998    March 31, 1997
------------------------------------------------------------------------------
Numerator:
  Net Income                                      $    155               229
Denominator:
  Basic earnings per share-weighted
   average shares outstanding                    1,272,779         1,484,931
  Effect of dilutive stock options
   outstanding                                      68,731            73,559
  Diluted earnings per share-adjusted
   weighted average shares outstanding           1,341,510         1,558,490
Basic earnings per share                               .12               .15
Diluted earnings per share                             .12               .15
==============================================================================


<PAGE 8>
(4) Comprehensive income

     In June 1997, FASB issued SFAS No. 130, "Reporting comprehensive income", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, espenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this statement effective January 1, 1998.

     The following table sets forth the required disclosures of the reclassification amounts as presented on the statement of changes in stockholders' equity and teh related tax effects allocated to each component of other comprehensive income for the periods indicated.


                                       Before         Tax         Net
                                        Tax        (Expense)     of Tax
(In thousands)                         Amount      or Benefit    Amount
-----------------------------------------------------------------------------
Three months ended March 31, 1997
Disclosure of reclassification amount:
Unrealized holding loss on securities
  arising during the period             $(105)         39         (66)
Less: reclassification adjustment for
  gain included in net income              48         (18)         30
-----------------------------------------------------------------------------
Net unrealized loss on securities       $(57)          21         (36)
-----------------------------------------------------------------------------
Three months ended March 31, 1998
Disclosure of reclassification amount:
Unrealized holding loss on securities
  arising during the period             $(47)          20         (27)
Less: reclassification adjustment for
  gain included in net income             40          (17)         23
-----------------------------------------------------------------------------
Net unrealized loss on securities       $ (7)           3          (4)
-----------------------------------------------------------------------------


(5) Stock Repurchase Program

     On January 26, 1998, the Company announced a 75,000 share stock repurchase program. On February 2, 1998, the Company announced the completion of the repurchase program initiated on January 26, 1998 and a new stock repurchase program of an additional 75,000 shares or approximately 5.3% of its then outstanding shares of common stock. Shares will be repurchased in open market transactions or in privately negotiated transactions over a one year period. Management continues to believe that stock repurchase programs provide enhanced value to both the Stockholders and the Company.

(6) Dividend Declaration

     On April 17, 1998, the Company announced that the Board of Directors declared a quarterly dividend of $.10 per share, payable on May 15, 1998 to stockholders of record on May 1, 1998.


<PAGE 9>

(7) Commitments and Contingencies

     At March 31, 1998, the Bank had outstanding commitments to originate mortgage loans in the amount of $2.5 million and unused home equity lines of credit totaling $199,000. Also at March 31, 1998, the Company also had a $500,000 commitment to fund a participating interest in the Financial Institutions Capital Appreciation Partners I, LP., a limited partnership established to invest in financial institutions common stocks.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The primary business of the Company is that of an independent community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public, borrows funds or enters into reverse repurchase agreements and uses such funds to originate or acquire one-to-four family residential mortgages, or loans secured by small apartment buildings or mixed use properties. To a lesser extent, the Company originates consumer loans in its primary market area. The Company also invests in U. S. Government and agency securities, federal agency mortgage-backed securities, investment grade securities, common stocks of other financial institutions and money market accounts.

     The Company's consolidated results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest paid on deposits and other borrowings, and to a lesser degree on non-interest income less non-interest expense and income taxes. The Company's operating expenses consist principally of employee compensation and benefits, occupancy expenses, federal insurance premiums and other general and administrative expenses.
The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

     All per share information has been adjusted to reflect the three-for-two stock split effected inthe form of a 50% stock dividend paid on December 29, 1997 to stockholders of record on December 8, 1997.


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

<PAGE 10>

     The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

YEAR 2000 COMPLIANCE

     The comapny utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processor and other software purchased which is operated on in-house personal computers and a wide area network. During 1997, the Company initiated a review and formed a committee to conduct an assessment of all hardware and software systems to confirm they will function properly in the year 2000. To date, we have not found anything material that would affect the operations of the Company and the vendors who have been contacted have indicated that their hardware and software is or will be Year 2000 compliant during the time frames established by our regulators. The costs associated with the compliance efforts have yet to be determined but are not expected to have a significant impact on the Comapny's ongoing results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     The Banks's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of Chicago, amortization and prepayment of loans and mortgage-backed securities, sales and maturities of other investment securities and occasionally the use of reverse repurchase agreements. The Bank can also borrow from its correspondent banks through the use of reverse federal funds. The Bank uses its liquid resources to fund loan commitments, to meet operating expenses, to purchase investment securities and to fund deposit withdrawals. Management believes that these sources of funds will be adequate to meet the liquidity needs of the Bank for the balance of the fiscal year.

     The OTS requires minimum levels of liquid assets. OTS regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable accounts and borrowings payable in one year or less. At March 31, 1998, the Bank's liquidity ratio was 12.9% compared with 10.8% at March 31, 1997. The increase is liquidity was the result of mortgage loans being repaid and the funds temporarily deployed into shorter term liquid assets.

     The primary investing activities of the Company are lending on owner occupied and non-owner occupied single family, condominium and multi-family residential properties, and purchasing of U.S. government agency securities and to a lesser extent mortgage backed securities. Management intends to continue to focus its lending efforts on these types of properties while expanding its consumer lending with a focus on home equity lines of credit and manufactured housing loans.

     During the quarter ended March 31, 1998, the Company originated and purchased $5.5 million in mortgage, consumer, and commercial loans compared with $2.4 million during the quarter ended March 31, 1997. The Company also purchased $4.9 million of securities, and repurchased $3.1 million in Company stock during the quarter.


<PAGE 11>
     Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a
percentage of risk-adjusted assets.   At March 31, 1998, the Bank exceeded
its regulatory capital standards. At such date, the Bank's tangible capital, core capital and risk-based capital of $11.7 million, $11.7 million and $11.9 million, respectively, exceeded the applicable minimum requirements by $10.0 million or 8.5%, $8.2 million or 7.0% and $8.3 million or 18.6%, respectively.


CHANGES IN FINANCIAL CONDITION

     Total assets decreased $4.6 million or 3.7% from $123.1 million at December 31, 1997 to $118.5 million at March 31, 1998. The decrease was primarily attributable to a $3.2 million decrease in net loans receivable from $79.0 million at December 31, 1997 to $75.8 million March 31, 1998 and a $2.1 million or 9.1% decrease investment securities available for sale from $23.2 million at December 31, 1997 to $21.1 million at March 31, 1998.

     Net loans receivable decreased $3.2 million or 4.1% from $79.0 million at December 31, 1997 to $75.8 million at March 31, 1998. The Company originated $5.5 million in mortgage, consumer and commercial loans during the three months ended March 31, 1998. Repayments of loans during the three months ended March 31, 1998 amounted to $8.7 million, primarily attributable to the high level of mortgage refinancing activity that occured during the period due to the decline in interest rates.

     Investment securities decreased $2.1 million or 9.1% from $23.2 million at December 31, 1997 to $21.1 million at March 31, 1998. The decrease was primarily attributable to federal agency securities being called prior to maturity.

     Deposit accounts decreased $1.6 million or 2.1% from $75.0 million at December 31, 1997 to $73.4 million at March 31, 1998. The decrease was primarily attributable to a $1.9 million decrease in certificates of deposit, offset by a $300,000 net increase in checking, passbook and money market accounts. The number of checking accounts increased by 2.3% as a result of the continued marketing of a Free Checking Account product. Management expects to experience some additional deposit shifting from certificates and interest-bearing checking accounts to non-interest bearing checking accounts as it continues to promote free checking accounts. The Bank also plans to introduce an enhanced version of its Money Market Deposit Account during the second quarter of 1998 that may result in more deposits shifting from certificate accounts.

     Stockholders' Equity decreased $2.8 million or 17.1% from $16.4 million at December 31, 1997 to $13.6 million at March 31, 1998. The decrease was primarily attributable to a $2.8 million increase in treausry stock related to $3.1 million in stock repurchases offset by $369,000 in stock options exercised. Retained earnings increased $14,000 from $11.1 million at December 31, 1997 to $11.2 million at March 31, 1998. The increase is attributable to $155,000 in net income offset by $141,000 in dividend payments.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

     GENERAL. Net income decreased $74,000 or 32.3% from $229,000 for the three months ended March 31, 1997 to $155,000 for the three months ended

<PAGE 12>

March 31, 1998. Diluted earnings per share decreased $.03 or 20.0% from $.15 per share for the three months ended March 31, 1997 to $.12 for the three months ended March 31, 1998. The decrease was primarily attributable to a $60,000 decrease in net interest income and a $52,000 increase in non-interest expenses primarily related to increses in compensation and benefits expense and professional fees.

     INTEREST INCOME. Interest income remained steady at $2.1 million for the three months ended March 31, 1997 and March 31, 1998. Thereswas a decrease in the annualized yield on average interest-earning assets from 7.35% for the three months ended March 31, 1997 to 7.27% for the three months ended March 31, 1998. Average interest-earning assets increased $1.6 million or 1.4% from $116.7 million for the three months ended March 31, 1997 to $118.3 million for the three months ended March 31, 1998.

     INTEREST EXPENSE. Interest expense inecreased $66,000 or 5.5% and remained at $1.2 million for the three months ended March 31, 1997 and March 31, 1998. The increase was attributable to a $46,000 increase in interest on deposit accounts and a $20,000 increase in interest on borrowed funds. The average balance of interest-bearing deposit accounts increased $1.5 million or 2.0% from $71.5 million for the three months ended March 31, 1997 to $73.0 million for the three months ended March 31, 1998. The average balance of borrowed funds increased by $3.1 million or 11.9% from $26.0 million for the three months ended March 31, 1997 to $29.1 million for the three months ended March 31, 1998. There was a slight increase in the annualized average cost of interest-bearing liabilities from 4.78% for the three months ended March 31, 1997 to 4.86% for the three months ended March 31, 1998, due primarily to bonus interest paid on certificates of deposit.

     PROVISION FOR LOAN LOSSES. The Company did not add to its allowance for loan losses for the three months ended March 31, 1998 or March 31, 1997. The allowance for loan losses to loans receivable amounted to .28% at March 31, 1998, however, there were no loans delinquent 60 days or more at March 31, 1998. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates, and the view of the regulatory authorities toward reserve levels and inflation.

     NON-INTEREST INCOME. Non-interest income increased $5,000 or 5.1% from $98,000 for the three months ended March 31, 1997 to $103,000 for the three months ended March 31, 1998. The increase was attributable to a $13,000 increase in fees and services charges offset by a $8,000 decrease in gains on the sale of investment securities, available for sale. The increase in fees and service charges is related to an increase in the number of transaction accounts that produce fee income, interchange fees on foreign ATM transactions, debit card transaction fees and increased safe deposit vault rentals.


     NON-INTEREST EXPENSE. Non-interest expense increased $53,000 or 7.1% from $746,000 for the three months ended March 31, 1997 to $799,000 for the three months ended March 31, 1998. The increase was primarily attributable to a $58,000 increase in compensation and benefits expense, related to the expansion of the hours of operation and a $27,000 increase in additional ESOP expense, a component of compensation and benefits expense. The additional
 ESOP expense is related to an increase, during the quarter ended March 31, 1998, in the market price of the Company's stock committed to be released under the ESOP. For the quarter ended March 31, 1998, a total of $48,000 in ESOP expense, compared with $21,000 for the quarter ended March 31, 1997, was recorded along with an offsetting entry to additional paid in capital and therefore stockholders' equity was unaffected by the transaction. In addition, there was a $37,000 increase in professional fees directly related to a review of a rejected unsolicited offer to purchase the Company and shareholder proposals.


<PAGE 13>

     INCOME TAX EXPENSE. The allocation for income taxes decreased by $34,000 from $92,000 for the three months ended March 31, 1997 to $58,000 for the three months ended March 31, 1998. The decrease was primarily attributable to a $108,000 decrease in income before taxes. The effective tax rate decreased from 28.7% for the three months ended March 31, 1997 to 27.2% for the three months ended March 31, 1998 due primarily to securities gains which offset a capital loss carry-forward and are therefore not taxed.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND OTHER REGULATORY ISSUES

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers The adoption of this statement did not have a material effect on the Comapny's financial statements.

     In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits", which is effective for fiscal years beginning after December 15, 1997. This statement amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS No. 106,

"Employers' Accounting for Postretirement Benefits Other than Pensions." The statement standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. Statement 132 only addresses disclosure and does not change any of the measurement or recognition provisions provided for in Statements No. 87, No. 88, or No. 106. This statement is not expected to have a material effect on the Company's financial statements when adopted.


PROPOSED LEGISLATION

    Legislation has been introduced in Congress that would eliminate the federal thrift charter by requiring each federal thrift to convert to a national bank or a state bank or thrift. The pending legislation would allow savings and loan holding companies, such as the Company, to continue to engage in any activity they are currently allowed, provided they remain "qualified bank holding companies." A thrift institution which is a subsidiary of a qualified bank holding company must continue to satisfy the the qualified thrift lender test and comply with certain investment limitations. If a savings and loan holding company failed to meet these tests it would become subject to certain restrictions applicable to bank holding companies. In addition, Congress is also considering expanding the authority of bank holding companies to engage in securities and insurance activities. Management cannot predict or determine the ultimate form of this legislation or the impact such final legislation would have on the operations of the Company or the Bank.


<PAGE 14>

RECENT DEVELOPMENTS

     On April 27, 1998, the Board of Directors announced the retirement of Mary Ann Hass as chief Executive Officer of the Company and the Bank effective July 31, 1998. The Board of Directors appointed Joseph A. Graber, currently President and Chief Operating Officer to fill the position of Chief Executive Officer and Victor E. Caputo, currently Executive Vice President and Secretary to fill the position of Chief Operating Officer. Mrs. Hass will remain as Chairman of both the Company and the Bank.


PART II - OTHER INFORMATION

          Item 1. Legal Proceedings

          There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.


          Item 6. Exhibits and Reports on Form 8-K

          (A)  Exhibits:
               EX-27 Financial Data Schedule

          (B) 1. Form 8-K dated January 22, 1998, Registrant issued press release dated January 22, 1998 regarding fourth quarter
                  1997 earnings and an increase in the regular quarterly dividend.
               2. Form 8-K dated January 26, 1998 regarding a stock repurchase program.
               3. Form 8-K dated February 4, 1998 regarding the completion of the stock repurchase program initiated on January 26, 1998 and a new stock repurchase program.


<PAGE 15>


                                                    SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              NORTH BANCSHARES,INC.
                                                  (Registrant)



Date    May 14, 1998                            /S/ Joseph A. Graber
                                                 Joseph A. Graber
                                                 President



Date    May 14, 1998                            /S/ Martin W. Trofimuk
                                                 Martin W. Trofimuk
                                                 Vice President and
                                                 Treasurer