Form 10QSB
period 1998-06-30
NORTH BANCSHARES INC
filed 1998-08-13
CIK 912623

<PAGE 1>
=============================================================================
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to

                              Commission File Number 0-22800


                                   NORTH BANCSHARES, INC.


           (Exact name of small business issuer as specified in its charter)

        Delaware                                     36-3915073
(State or other jurisdiction                      (I.R.S. Employer
of Incorporation or organization)                Identification Number)


100 West North Avenue, Chicago, Illinois             60610-1399
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

                         Yes (X)                 No ( )

   As of July 31, 1998, there were 1,272,723 outstanding shares of the Registrant's Common Stock.

   Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

=============================================================================
<PAGE 2>


                                    NORTH BANCSHARES, INC.

                                       Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)
           Item 1. Consolidated Financial Statements                      3
                   Notes to Consolidated Financial Statements             7

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          9

Part II - OTHER INFORMATION                                              14
           Item 1. Legal Proceedings                                     14
           Item 4. Submission of Matters to a Vote of Security Holders   15
           Item 6. Exhibits and Reports on Form 8-K                      15

FORM 10-QSB SIGNATURE PAGE                                               16

<PAGE 3>



Part I. Financial Information

Item 1. Consolidated Financial Statements


                                        NORTH BANCSHARES, INC.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                       JUNE 30, 1998   DEC 31, 1997
                                               (UNAUDITED)
--------------------------------------------------------------------------
Cash and due from banks                           $   781       $   727
Interest-bearing deposits                           3,061         2,937
Federal funds sold                                  5,593         5,976
Investment in dollar denominated mutual funds         178         1,477
--------------------------------------------------------------------------
   TOTAL CASH AND CASH EQUIVALENTS                  9,613        11,117

Investment securities available for sale           29,178        23,250
Mortgage-backed securities held to maturity         5,092         5,841
Stock in Federal Home Loan Bank of Chicago          1,705         1,705
Loans receivable, net of allowance for loan
 losses of $208 at June 30, 1998 and
 December 31, 1997                                 75,628        79,031
Accrued interest receivable                         1,029         1,060
Premises and equipment, net                         1,000         1,043
Other assets                                           66            31
--------------------------------------------------------------------------
   TOTAL ASSETS                                  $123,311      $123,078
==========================================================================
LIABLITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
Deposit accounts                                 $ 72,844       $75,053
Borrowed funds                                     34,100        29,100
Advance payments by borrowers for
 taxes and insurance                                1,213         1,239
Accrued interest payable and other liabilities      1,811         1,101
-------------------------------------------------------------------------
   TOTAL LIABILITIES                              109,968       106,493
-------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value. Authorized
 500,000 shares; none outstanding                       -             -
Common stock, $.01 Par value. Authorized
 3,500,000 shares; issued 1,914,075 shares             19            19
Additional paid-in capital                         13,658        13,767
Retained earnings, substantially restricted        11,090        11,139
Treasury stock at cost (649,381 shares at
 June 30, 1998 and 484,293 shares at
 December 31, 1997)                               (10,746)       (7,706)
Accumulated other comprehensive income               (178)         (216)
Common stock acquired by Employee Stock
   Ownership Plan                                    (500)         (555)
--------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                      13,343        16,448
--------------------------------------------------------------------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $123,311      $123,078
==========================================================================


   See accompanying notes to unaudited consolidated financial statements

<PAGE 4>


                                NORTH BANCSHARES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)
                           (IN THOUSANDS, EXCEPT SHARE DATA)


                                                     THREE MONTHS ENDED  SIX MONTHS ENDED
                                                           JUNE 30,          JUNE 30,
                                                       1998        1997    1998     1997
------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                   $1,463      $1,487     $2,957  $2,936
  Interest-bearing deposits and federal funds sold      135          34        251      82
  Investment securities available for sale              399         512        782     977
  Mortgage-backed securities held to maturity            80         121        176     246
  Investment in mutual funds                              9          18         40      52
  Dividends on FHLB stock                                33          23         62      45
------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                 2,119       2,195      4,268   4,338
------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposit accounts                                      798         779      1,617   1,552
  Borrowed funds                                        458         446        879     847
------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                1,256       1,225      2,496   2,399
------------------------------------------------------------------------------------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES    863         970      1,772   1,939

PROVISION FOR LOAN LOSSES                                 -           -          -       -
------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     863         970      1,772   1,939
------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Gain on sale of investment securities and loans
   available for sale, net                               20           6         60      54
  Fees and service charges                               66          57        125     103
  Other                                                   5           5          9       9
------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                91          68        194     166
------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
  Compensation and benefits                             432         418        884     812
  Occupancy expense                                     127         117        252     230
  Professional fees                                      77          48        153      86
  Data processing                                        49          43         96      85
  Advertising and promotion                              39          32         63      63
  Federal deposit insurance premium                      11          11         23      23
  Recognition and retention plan                          -          23          -      42
  Other                                                  88         104        151     201
------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                              823         796      1,622   1,542
------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                              131         242      344       563
INCOME TAX EXPENSE                                       65          67      123       159
------------------------------------------------------------------------------------------
NET INCOME                                               66         175      221       404
==========================================================================================
EARNINGS PER SHARE:
  Basic                                                 .05         .12      .18       .28
  Diluted                                               .05         .12      .17       .26
==========================================================================================
AVERAGE SHARES OUTSTANDING:
  Basic                                           1,207,513   1,434,162 1,242,091 1,461,655
  Diluted                                         1,272,066   1,509,856 1,308,002 1,532,717
============================================================================================


    See accompanying notes to unaudited consolidated financial statements

<PAGE 5>

                               NORTH BANCSHARES, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                           (IN THOUSANDS, EXCEPT SHARE DATA)

---------------------------------------------------------------------------------------------------------------------------

                                                                                                             Accumulated
                                                                         Additional                          other
                                                                Common     paid-in    Retained   Treasury    comprehensive
                                                                stock      capital    earnings     stock     income
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                    $   14      13,688      10,988     (5,340)      (786)

Comprehensive income:
 Net Income                                                          -           -         404          -          -
Change in unrealized loss on
  securities available for sale, net                                 -           -           -          -        224
additional liability adjustment for
  employee pension plan, net                                         -           -           -          -          -

Comprehensive income                                                 -           -           -          -          -

Payment on ESOP loan                                                 -           -           -          -          -
Market adjustment for common ESOP shares                             -          84           -          -          -
Amortization of award of MRP stock                                   -           -           -          -          -
Purchase of treasury stock, 81,142 shares                            -           -           -     (1,568)         -
Cash dividend ($.16 per share)                                       -           -        ( 251)          -          -
Options exercised and reissuance of
 treasury stock, 17,777 shares                                       -           -           -        257          -
--------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                                            14       13,772     11,141     (6,651)      (562)
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                                        19       13,767     11,139     (7,706)      (216)

Comprehensive income:
 Net income                                                          -            -        221          -          -
 Change in unrealized loss on
  securities available for sale, net                                 -            -          -          -         40
 Additional liability adjustment for
 employee pension plan, net                                          -            -          -          -          -

Comprehensive income                                                 -            -          -          -          -

Payment on ESOP loan                                                 -            -          -          -          -
Market adjustment for common ESOP shares                             -           91          -          -          -
Purchase of treasury stock, 192,948 shares                           -            -          -      (3,478)
Cash dividend ($.20 per share)                                       -            -       (270)          -
Options exercised and reissuance of
 treasury stock, 27,830 shares                                       -         (200)         -         438          -
-------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                                            19       13,658     11,090     (10,746)      (178)
-------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
                                                                    Common
                                                                    stock    Deferred
                                                                    acquired by compen-
                                                                    ESOP     sation     Total
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                        (667)      (74)    17,823

Comprehensive income:
 Net income                                                            -         -        404
 Change in unrealized loss on
  securities available for sale, net                                   -         -        224
 Additional liability adjustment for
  employee pension plan, net                                           -         -          -
                                                                                      --------
Comprehensive income                                                   -         -        628

Payment on ESOP loan                                                  56         -         56
Market adjustment for common ESOP shares                               -         -         84
Amortization of award of MRP stock                                     -        43         43
Purchase of treasury stock, 81,142                                     -         -     (1,568)
Cash dividend ($.16 per share)                                         -         -       (251)
Options exercised and reissuance of
 tresury stock, 17,777                                                 -         -        257
-------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                                           (611)      (31)    17,072
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                                        (555)        -     16,448

Comprehensive income:
 Net income                                                            -         -        221
 Change in unrealized loss on
  securities available for sale, net                                   -         -         38
 Additional liability adjustment for
  employee pension plan, net                                           -         -          -
                                                                                        -------
Comprehensive income                                                   -         -        259

Payment on ESOP loan                                                  55        -          55
Market adjustment for common ESOP shares                               -         -         91
Purchase of treasury stock, 192,948 shares                             -         -     (3,478)
Cash dividend ($.20 per share)                                         -         -       (270)
Options exercised and reissuance of
 treasury stock, 27,830 shares                                         -         -        238
-----------------------------------------------------------------------------------------------
Balance at June 30, 1998                                            (500)        -     13,343
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


<PAGE 6>


                                   NORTH BANCSHARES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                      (IN THOUSANDS)

<Cation>


                                             FOR THE THREE SIX ENDED JUNE 30,
---------------------------------------------------------------------------------
                                                      1998          1997
---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  221        $  404
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                       44            57
      Deferred loan costs (fees), net of amortization      8            (7)
      Amortization of premiums and discounts              (4)           15
      ESOP and MRP compensation expense                  146            99
      Gain on sale of investment securities and
       loans available for sale, net                     (60)          (54)
      Changes in assets and liabilities:
        Decrease (increase) in accrued interest
          receivable                                      31          (120)
        Increase (decrease) in other assets, net         (35)          243
        Increase in other liabilities                    557           987
-----------------------------------------------------------------------------
Net cash provided by operating activities                911         1,708
-----------------------------------------------------------------------------
Cash flows from investing activities:
   Maturities of investment securities available
     for sale                                          10,730            -
   Purchase of investment securities available
     for sale                                         (17,166)      (5,225)
   Proceeds from sales of investment securities
     and loans available for sale                         799        3,001
   Repayment of mortgage-backed securities held
     to maturity                                          739          769
   Loan originations                                  (12,983)      (9,036)
   Loan repayments                                     16,235        4,973
   Purchase of Federal Home Loan Bank of Chgo Stock         -         (185)
   Purchase of premises and equipment                      (1)          58
----------------------------------------------------------------------------
Net cash used in investing activities                  (1,647)      (5,761)
----------------------------------------------------------------------------
Cash flows from financing activities:
   Decrease in deposit accounts                        (2,197)      (1,978)
   Increase in borrowed funds                           5,000        3,700
   Increase in advance payments by borrowers for
     taxes and insurance                                  (26)         106
   Payment of cash dividend                              (270)        (251)
   Proceeds from stock options exercised                  206          257
   Purchase of treasury stock                          (3,478)      (1,568)
----------------------------------------------------------------------------
Net cash (used in) provided by financing activities      (765)         266
----------------------------------------------------------------------------
Net decrease in cash and cash equivalents              (1,504)      (3,787)
Cash and cash equivalents at beginning of period       11,117        8,609
----------------------------------------------------------------------------
Cash and cash equivalents at end of period             $9,613        4,822
============================================================================
Supplemental disclosures of cash flow information:
   Cash payments during the period for:
     Interest                                          $1,538        1,530
     Taxes                                                265            -
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

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial condition as of June 30, 1998 and results of operations for the three and six-month periods ended
June 30, 1998 and June 30, 1997, but are not necessarily indicative of the results which may be expected for the entire year.

(2)  Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of North Bancshares, Inc. (the "Company"), and its wholly-owned subsidiary North Federal Savings Bank (the "Bank"), and its subsidiary North Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)  Earnings Per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effct of outstanding stock options.

     The Company adopted SFAS 128 at December 31, 1997. All earnings per share amounts for prior periods have been restated under the provisions of SFAS 128. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

------------------------------------------------------------------------------

                                       For the three month     For the six months
                                         ended June 30,           ended June 30,
(In thoudsands, except share data)       1998        1997       1998       1997
------------------------------------------------------------------------------
Numerator:
  Net Income                               $ 66         175        221        404
Denominator:
  Basic earnings per share-weighted
   average shares outstanding          1,207,513  1,434,162  1,242,091  1,461,655
  Effect of dilutive stock options
   outstanding                            64,553     75,694     65,911     71,062
  Diluted earnings per share-adjusted
   weighted average shares outstanding 1,272,066  1,509,856  1,308,002  1,532,717
Basic earnings per share                     .05        .12        .18        .28
Diluted earnings per share                   .05        .12        .17        .26
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

     The following table sets forth the required disclosures of the reclassification amounts as presented on the statement of changes in stockholders' equity and the related tax effects allocated to each component of other comprehensive income for the periods indicated.


                                       Before         Tax         Net
                                        Tax        (Expense)     of Tax
(In thousands)                         Amount      or Benefit    Amount
-----------------------------------------------------------------------------
Three months ended June 30, 1997
Disclosure of reclassification amount:
Unrealized holding loss on securities
  arising during the period            $(415)        221         (194)
Less: reclassification adjustment for
  gain included in net income              6           -            6
-----------------------------------------------------------------------------
Net unrealized loss on securities      $(409)        221         (188)
-----------------------------------------------------------------------------
Three months ended June 30, 1998
Disclosure of reclassification amount:
Unrealized holding loss on securities
  arising during the period              (80)         29          (51)
Less: reclassification adjustment for
  gain included in net income             20          (3)          17
-----------------------------------------------------------------------------
Net unrealized loss on securities     $  (60)         26          (34)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Six months ended June 30, 1997
Disclosure of reclassification amount:
Unrealized holding loss on securities
  arising during the period            $(520)        260         (260)
Less: reclassification adjustment for
  gain included in net income             54         (18)          36
-----------------------------------------------------------------------------
Net unrealized loss on securities      $(466)        242         (224)
-----------------------------------------------------------------------------
Six months ended June 30, 1998
Disclosure of reclassification amount:
Unrealized holding loss on securities
  arising during the period            $(127)         49          (78)
Less: reclassification adjustment for
  gain included in net income             60         (20)          40
-----------------------------------------------------------------------------
Net unrealized loss on securities       $(67)         29          (38)
-----------------------------------------------------------------------------



(5) Stock Repurchase Program

     On May 18, 1998, the Company announced a 50,000 share stock repurchase program to begin upon completion of the 75,000 share repurchase program announced on February 4, 1998. The repurchase program amounts to approximately 3.9% of the outstanding shares of the Company. The Company completed the 75,000 share program on May 18, 1998 and at June 30, 1998, 19,473 shares had been repurchsed under the current program. Shares will be repurchased in open market transactions or in privately negotiated transactions over a one year period. Management continues to believe that stock repurchase programs provide enhanced value to both the Company and its stockholders.

(6) Dividend Declaration

     On July 14, 1998, the Company announced that the Board of Directors declared a quarterly dividend of $.10 per share, payable on August 14, 1998 to stockholders of record on July 31, 1998.

(7) Commitments and Contingencies

     At June 30, 1998, the Bank had outstanding commitments to originate mortgage loans in the amount of $2.6 million and unused equity lines of credit totaling $425,000.

<PAGE 9>

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The primary business of the Company is that of an independent community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public or borrows funds and uses such funds to originate or acquire one-to-four family residential mortgages, loans secured by small apartment buildings or mixed use properties. The Company has recently begun originating equity lines of credit secured by real estate. The Company also invests in U. S. Government and agency securities, federal agency mortgage-backed securities, investment grade securities, common stocks of other financial institutions and money market accounts.

     The Company's consolidated results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest paid on deposits and other borrowings, and to a lesser degree on non-interest income less non-interest expense and income taxes. The Company's operating expenses consist principally of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

     All 1997 share and per share information has been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend paid on December 29, 1997 to stockholders of record on December 8, 1997.


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

<PAGE 10>

YEAR 2000 COMPLIANCE

     The comapny utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processor and other software purchased which is operated on in-house personal computers and a wide area network. During 1997, the Company initiated a review and formed a committee to conduct an assessment of all hardware and software systems to confirm they will function properly in the year 2000. To date, we have not found anything material that would affect the operations of the Company and the vendors who have been contacted have indicated that their hardware and software is or will be Year 2000 compliant during the time frames established by our regulators. Testing of hardware and software is ongoing with the company's third-party data processor conducting system wide tests during August 1998. The costs associated with the compliance efforts are estimated to be approximately $25,000 to $40,000 in total and are not expected to have a significant impact on the Comapny's ongoing results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     The Banks's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of Chicago, amortization and prepayment of loans and mortgage-backed securities, sales and maturities of other investment securities and occasionally the use of reverse repurchase agreements. The Bank can also borrow from its correspondent banks. The Bank uses its liquid resources to fund loan commitments, to meet operating expenses, to invest and to fund deposit withdrawals. Management believes that loan repayments and the other sources of funds will be adequate to meet the liquidity needs of the Bank.

     The OTS requires minimum levels of liquid assets. OTS regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable accounts and borrowings payable in one year or less. At June 30, 1998, the Bank's liquidity ratio was 11.6% compared with 7.5% at June 30, 1997. The increase in liquidity was the result of a higher than normal amount of mortgage loans being prepaid prior to the end of the quarter and the funds temporarily deployed into shorter term liquid assets.

     The primary investing activities of the Company are lending on owner occupied and non-owner occupied one-to four-family residential properties, multi-family residential properties, and mixed use properties. The Company also purchases U.S. government agency securities and to a lesser extent purchased mortgage backed securities. Management intends to continue to focus its lending efforts on these types of properties while expanding its consumer lending to include manufactured housing loans and by expanding real estate lending to include equity lines of credit.

     For the six months ended June 30, 1998, the Company originated and purchased $13.0 million in mortgage, consumer, and commercial loans compared with $9.0 million during the six months ended June 30, 1997. Loan repayments amounted to $16.2 million during the six months ended June 30, 1998 compared with $5.0 million during the six months ended June 30, 1997. The Company purchased $17.2 million of securities during the six months ended June 30, 1998 compared with $5.2 million during the six months ended June 30, 1997 and repurchased $3.5 million in Company stock during the six month period ended June 30, 1998 compared with $1.6 million during the six month period ended June 30, 1997.

     Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a
percentage of risk-adjusted assets.   At June 30, 1998, the Bank exceeded
its regulatory capital standards. At such date, the Bank's tangible capital, core capital and risk-based capital of $11.9 million, $11.9 million and $12.1 million, respectively, exceeded the applicable minimum requirements by $10.1 million or 8.2%, $8.4 million or 6.7% and $8.5 million or 19.1%, respectively.

<PAGE 11>

CHANGES IN FINANCIAL CONDITION

     Total assets were $123.3 million at June 30, 1998, an increase of $200,000 from $123.1 million at December 31, 1997.

     Net loans receivable amounted to $75.6 million at June 30, 1998, a decline of $3.4 million from $79.0 million at December 31, 1997. The Company originated $13.0 million in mortgage, consumer and commercial loans during the six months ended June 30, 1998. Repayments of loans during the six months ended June 30, 1998 amounted to $16.4 million, primarily attributable to the high level of mortgage loan refinancing activity that occured during the period due to the decline in interest rates.

     Investment securities amounted to $29.2 million at June 30, 1998, an increase of $5.9 million from $23.3 million at December 31, 1997. The increase was primarily attributable to the purchase of a $5.0 million federal agency security leveraged with a $5.0 million Federal Home Loan Bank advance. These transactions are done to increase income at little interest rate risk by securing FHLB advances to purchase U. S. Government securities, in order to obtain an attractive interest rate spread.

     Borrowed funds totaled $34.1 million at June 30, 1998, an increase of $5.0 million from $29.1 million at December 31, 1997. The increase is attributable to a $5.0 million leveraged security transaction described above under investment securities.

     Deposit accounts amounted to $72.8 million at June 30, 1998, a decrease of $2.2 million from $75.0 million at December 31, 1997. The decrease was primarily attributable to a $2.4 million decrease in certificates of deposit, offset by a $200,000 net increase in checking, passbook and money market accounts. The decrease in certificates is attributed to the maturity and withdrawal of certificates that had been paid a bonus rate of interest and would have renewed at a lower rate. The number of checking accounts increased by 4.1% since December 31, 1997, as a result of the continued marketing of the Free Checking Account product. Management expects to experience some additional deposit shifting from interest-bearing accounts to non-interest bearing checking accounts as it continues to promote free individual checking accounts and small business checking accounts. The Bank introduced an enhanced version of its Money Market Deposit Account on July 1, 1998, which is designed to result in more deposits shifting from certificate accounts.

     Stockholders' Equity was $13.3 million at June 30, 1998, a decrease of $3.1 million from $16.4 million at December 31, 1997. The reduction was primarily attributable to a $3.0 million increase in treausry stock due to $3.5 million in stock repurchases offset by $438,000 in stock options exercised. Retained earnings amounted to $11.1 million at June 30, 1998 and at December 31, 1997.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

     GENERAL. Net income was $66,000 for the three months ended June 30, 1998 a decrease of $109,000 from $175,000 for the three months ended June 30, 1997. Diluted earnings per share amounted to $.05 for the three months ended June 30 , 1998 a decrease of $.07 from $.12 per share for the three months ended June 30, 1997. The decrease was primarily attributable to a decline in net interest income and an increase in professional fees related to shareholder proposals and annual meeting expenses, partially offset by a decrease in the weighted average number of shares outstanding.

     INTEREST INCOME. Interest income amounted to $2.1 million for the three months ended June 30, 1998, a decrease of $76,000 from $2.2 million for the three months ended June 30, 1997. There was a decline in the annualized yield on average interest-earning assets from 7.50% for the three months ended June 30, 1997 to 7.15% for the three months ended June 30, 1998. The decrease was primarily attributable to mortgage loans refinanced at lower rates and higher yielding securities called prior to maturity with the proceeds temporarily invested at lower rates. The reduction in yield was partially offset by the increase in average interest-earning assets to
<PAGE 12>

$118.6 million for the three months ended June 30, 1998, an increase of $1.9 million from $117.0 million for the three months ended June 30, 1997.

     INTEREST EXPENSE. Interest expense amounted to $1.3 million for the three months ended June 30, 1998, an increase of $31,000 from $1.2 million for the three months ended June 30, 1997. The increase was primarily attributable to a $19,000 increase in interest on deposit accounts and a $12,000 increase in interest on borrowed funds. The average balance of interest-bearing deposit accounts was $71.4 million for the three months ended June 30, 1998, an increase of $700,000 from $70.7 million for the three months ended June 30, 1997. The average balance of borrowed funds was $32.8 million for the three months ended June 30, 1998, an increase of $4.7 million from $28.1 million for the three months ended June 30, 1997. The annualized average cost of interest-bearing liabilities was 4.82% for the three months ended June 30, 1998, an improvement from 4.96% for the three months ended June 30, 1997. The improvement was due primarily to a decrease in the average cost of borrowed funds from 6.36% for the three months ended June 30, 1997 to 5.58% for the three months ended June 30, 1998.

     PROVISION FOR LOAN LOSSES. The Company did not add to its allowance for loan losses for the three months ended June 30, 1998 or June 30, 1997. The allowance for loan losses was $208,000 and amounted to .28% of loans receivable at June 30, 1998, however, there were no loans delinquent 60 days or more at June 30, 1998 or at June 30, 1997. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates, and the view of the regulatory authorities toward reserve levels and inflation.

     NON-INTEREST INCOME. Non-interest income amounted to $91,000 for the three months ended June 30, 1998, an increase of $23,000 from $68,000 for the three months ended June 30, 1997. The increase was attributable to a $14,000 increase in gain on the sale of investment securities and loans available for sale and a $9,000 increase in fees and service charges. The improvement in fees and service charges is related to a greater number of transaction accounts that produce fee income, in addition to increases in interchange fees on foreign ATM transactions, debit card transaction fees and increased safe deposit vault rentals.

     NON-INTEREST EXPENSE. Non-interest expense amounted to $823,000 for the three months ended June 30, 1998, an increase of $27,000 from $796,000 for the three months ended June 30, 1997. The increase was primarily attributable to $29,000 in additional professional fees related to the annual stockholders meeting and shareholder proposals. In addition, there was a $24,000 increase in compensation and benefits expense and occupancy expense related to an extension of the hours of operation partially offset by a $23,000 reduction in recognition and retention plan expense. The reduction in recognition and retention plan expense is due to the expiration of the expense accrual period related to Company stock allocated to the benefit plan in December 1993.

     INCOME TAX EXPENSE. The allocation for income taxes was $65,000 for the three months ended June 30, 1998, a decrease of $2,000 from $67,000 for the three months ended June 30, 1997. The effective tax rate was 49.6% for the three months ended June 30, 1998, an increase from 27.7% for the three months ended June 30, 1997.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997.

     GENERAL. Net income amounted to $221,000 for the six months ended June 30, 1998, a decrease of $183,000 from $404,000 for the six months ended June 30, 1997. Diluted earnings per share were $.17 for the six months ended June 30, 1998, a decrease of $.09 from $.26 per share for the six months ended June 30, 1997. The decrease was primarily attributable to a decline in net interest income and an increase in non-interest expenses primarily realted to increases in professional fees, compensation and benefits expense and occupancy expenses, partially offset by a decrease in teh weighted average number of shares outstanding.

<PAGE 13>

     INTEREST INCOME. Interest income was $4.3 million for the six months ended June 30, 1998, a $70,000 decrease from the six months ended June 30, 1998. There was a decline in the annualized yield on average interest-earning assets to 7.18% for the six months ended June 30, 1998 from 7.42% for the six months ended June 30, 1997. The decline was primarily attributable to the high level of refinance activity and higher yielding investment securities called prior to maturity. Average interest-earning assets amounted to $118.9 million for the six months ended June 30, 1998, an improvement of $2.0 million from $116.9 million for the six months ended
June 30, 1997, which partially offset the yield reduction.

     INTEREST EXPENSE. Interest expense was $2.5 million for the six months ended June 30, 1998, an increase of $97,000 from $2.4 million for the six months ended June 30, 1997. The increase was attributable to a $65,000 increase in interest on deposit accounts and a $32,000 increase in interest on borrowed funds. The average balance of interest-bearing deposit accounts was $72.3 million for the six months ended June 30, 1998, an increase of $1.2 million from $71.1 million for the six months ended June 30, 1997. The average balance of borrowed funds amounted to $31.2 million for the six months ended June 30, 1998, an increase of $4.3 million from $26.9 million for the six months ended June 30, 1997. The annualized average cost of interest-bearing liabilities was 4.82% for the six months ended June 30, 1998 , an improvement from 4.90% for the six months ended June 30, 1997, due primarily to an improvement in the average cost of borrowed funds from 6.30% for the six months ended June 30, 1997 to 5.63% for the six months ended June 30, 1998.

     PROVISION FOR LOAN LOSSES. The Company did not add to its allowance for loan losses for the six months ended June 30, 1998 or June 30, 1997. The allowance for loan losses was $208,000 and amounted to .28% of loans receivable at June 30, 1998, however, there were no loans delinquent 60 days or more at June 30, 1998 or at June 30, 1997. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward reserve levels and inflation.

     NON-INTEREST INCOME. Non-interest income amounted to $194,000 for the six months ended June 30, 1998, an improvement of $28,000 from $166,000 for the six months ended June 30, 1997. The increase was primarily attributable to a $22,000 increase in fees and service charges. The improvement in fees and service charges is related to an increase in the number of transaction accounts that produce fee income in addition to increases in interchange fees on foreign ATM transactions, debit card transaction fees and increased safe deposit vault rentals.

     NON-INTEREST EXPENSE. Non-interest expense amounted to $1.6 million for the six months ended June 30, 1998, an increase of $80,000 from $1.5 million for the six months ended June 30, 1997. The increase was primarily attributable to a $72,000 increase in compensation and benefits expense related to an extension of the hours of operation. In addition, there was a $67,000 increase in professional fees primarily related to an unsuccessful hostile takeover attempt, annual shareholders meeting and shareholder proposals. For the six months ended June 30, 1998, a total of $91,000 in ESOP expense, compared with $84,000 for the six months ended June 30, 1997, was recorded along with an offsetting entry to additional paid in capital, and therefore stockholders' equity was unaffected by the transaction. There was no recognition and retention plan expense for the six months ended June 30, 1998 due to the expiration of the expense accrual period related to company stock allocated to the benefit plan in December 1993.

     INCOME TAX EXPENSE. The allocation for income taxes was $123,000 for the six months ended June 30, 1998, a decrease of $36,000 from $159,000 for the six months ended June 30, 1997. The decrease was primarily attributable to a $219,000 decline in income before taxes. The effective tax rate was 35.8% for the six months ended June 30, 1998, an increase from 28.2% for the six months ended June 30, 1997.

<PAGE 14>

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND OTHER REGULATORY ISSUES

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers The Company does not expect the adoption of this statement will have a material effect on the Comapny's financial statements.

     In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits", which is effective for fiscal years beginning after December 15, 1997. This statement amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The statement standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. Statement 132 only addresses disclosure and does not change any of the measurement or recognition provisions provided for in Statements No. 87, No. 88, or No. 106. This statement is not expected to have a material effect on the Company's financial statements when adopted.

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the first quarter of the fiscal year beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments and requires measuring and recording on the balance sheet, the change in fair value of the hedged risk portion of a derivative investment. If the derivative does not qualify as a hedge, the gains and losses are reported in earnings when they occur. This statement is not expected to have a meterial effect on the Comapny's financial statements when adopted.

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

<PAGE 15>

Item 4. Submission of Matter to a Vote of Security Holders.

     On April 22, 1998, the annual meeting of stockholders was held. At the meeting Mary Ann Hass and Joseph A. Graber were elected to serve as directors with terms expiring in 2001. Continuing on as directors were robert H. Rusher and Elmer L. Hass whose terms will expire in 1999 and James L. Ferstel and Gregory W. Rose whose terms will expire in 2000. The stockholders ratified the appointment of KPMG Peat Marwick LLP as the Company's auditors for the fiscal year ending December 31, 1998. The stockholders rejected stockholder proposals concerning certain voting provisions in the Company's Certificate of Incorporation, the calling of special meetings of stockholders and classification of the Company's Board of Directors.

The voting on each item presented at the annual meeting was as follows:

Election of Directors      For          Withheld
---------------------      ---          --------
Mary Ann Hass              1,051,948     198,765
Joseph A. Graber           1,058,870     191,843

Ratification of the
appointment of KPMG
Peat Marwick LLP as the                                        Broker
Company's auditors for       For       Against     Abstain     Non-votes
the fiscal year ending       ---       -------     -------     ---------
December 31, 1998            1,135,839  108,311      6,653      None

Voting provisions in the
Company's Certificate of
Incorporation                  316,150  763,947     22,824     147,792

The calling of special
meetings of stockholders       298,704  782,797     21,420     147,792

The classification of the
Company's Board of Directors   316,869  764,811     21,241     147,792



Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits:
     EX-27 Financial Data Schedule

(B) 1. Form 8-K dated April 20, 1998, Registrant issued press release dated April 20, 1998 regarding first quarter 1998 earnings and a regular quarterly dividend.
     2. Form 8-K dated April 27, 1998 regarding the retirement of Mary Ann
        Hass.
     3. Form 8-K dated May 18, 1998 regarding a stock repurchase program.



<PAGE 16>



                                                    SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              NORTH BANCSHARES,INC.
                                                  (Registrant)



Date    August 13, 1998                          /S/ Joseph A. Graber
                                                 --------------------
                                                 Joseph A. Graber
                                                 President



Date    August 13, 1998                          /S/ Martin W. Trofimuk
                                                 ----------------------
                                                 Martin W. Trofimuk
                                                 Vice President and
                                                 Treasurer