Form 10QSB
period 1998-09-30
NORTH BANCSHARES INC
filed 1998-11-13
CIK 912623

=============================================================================
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998


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

                         Yes (X)                 No ( )

   As of October 31, 1998, there were 1,272,893 outstanding shares of the Registrant's Common Stock.

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

<PAGE 3>



Part I. Financial Information

Item 1. Consolidated Financial Statements


                                        NORTH BANCSHARES, INC.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                             (UNAUDITED)

ASSETS                                       SEPT 30, 1998   DEC 31, 1997
--------------------------------------------------------------------------
Cash and due from banks                           $   691       $   727
Interest-bearing deposits                           2,227         2,937
Federal funds sold                                  4,997         5,976
Investment in dollar denominated mutual funds         358         1,477
--------------------------------------------------------------------------
   TOTAL CASH AND CASH EQUIVALENTS                  8,273        11,117

Investment securities available for sale           24,621        23,250
Mortgage-backed securities held to maturity         4,767         5,841
Mortgage-backed securities available for sale       5,100             -
Stock in Federal Home Loan Bank of Chicago          1,705         1,705
Loans receivable, net of allowance for loan
 losses of $208 at September 30, 1998 and
 December 31, 1997                                 78,488        79,031
Accrued interest receivable                           879         1,060
Premises and equipment, net                         1,013         1,043
Other assets                                           94            31
--------------------------------------------------------------------------
   TOTAL ASSETS                                   124,940       123,078
==========================================================================
LIABLITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
Deposit accounts                                   73,342        75,053
Borrowed funds                                     34,100        29,100
Advance payments by borrowers for
 taxes and insurance                                  572         1,239
Accrued interest payable and other liabilities      3,673         1,101
-------------------------------------------------------------------------
   TOTAL LIABILITIES                              111,687       106,493
-------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value. Authorized
 500,000 shares; none outstanding                       -             -
Common stock, $.01 Par value. Authorized
 3,500,000 shares; issued 1,914,075 shares             19            19
Additional paid in capital                         13,502        13,767
Retained earnings, substantially restricted        11,077        11,139
Treasury stock at cost (643,382 shares at
 September 30, 1998 and 484,293 shares at
 December 31, 1997)                               (10,617)       (7,706)
Accumulated other comprehensive income               (256)         (216)
Common stock acquired by Employee Stock
   Ownership Plan                                    (472)         (555)
--------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                      13,253        16,448
--------------------------------------------------------------------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $124,940      $123,078
==========================================================================


See accompanying notes to unaudited consolidated financial statements

<PAGE 4>


                                NORTH BANCSHARES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)
                           (IN THOUSANDS, EXCEPT SHARE DATA)


                                                     THREE MONTHS ENDED  NINE MONTHS ENDED
                                                         SEPTEMBER 30,     SEPTEMBER 30,
                                                       1998        1997    1998     1997
------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                   $1,452      $1,497     $4,409  $4,433
  Interest-bearing deposits and federal funds sold      113          82        364     164
  Investment securities available for sale              480         443      1,262   1,420
  Mortgage-backed securities held to maturity            88         119        264     365
  mortgage-backed securities available for sale           1           -          1       -
  Investment in mutual funds                              7          29         47      81
  Dividends on FHLB stock                                32          25         94      70
------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                 2,173       2,195      6,441   6,533
------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposit accounts                                      823         818      2,440   2,370
  Borrowed funds                                        475         468      1,354   1,315
------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                1,298       1,286      3,794   3,685
------------------------------------------------------------------------------------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES    875         909      2,647   2,848

PROVISION FOR LOAN LOSSES                                 -           -          -       -
------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     875         909      2,647   2,848
------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Gain (loss) on sale of investment securities
   and loans available for sale, net                     23          (1)        81      53
  Gain on sale of loans available for sale                1           -          3       -
  Fees and service charges                               69          53        194     156
  Other                                                   6           4         15      13
------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                99          56        293     222
------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
  Compensation and benefits                             428         409      1,312   1,221
  Occupancy expense                                     122         131        374     361
  Professional fees                                      52          32        205     118
  Data processing                                        48          41        144     126
  Advertising and promotion                              50          49        113     112
  Federal deposit insurance premium                      12          13         35      36
  Recognition and retention plan                          -          17          -      59
  Other                                                  85         106        236     307
------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                              797         798      2,419   2,340
------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                              177         167        521     730
INCOME TAX EXPENSE                                       64          55        186     214
------------------------------------------------------------------------------------------
NET INCOME                                             $113         112        335     516
==========================================================================================
EARNINGS PER SHARE:
  Basic                                                 .09         .08        .27     .36
  Diluted                                               .09         .08        .26     .34
==========================================================================================
AVERAGE SHARES OUTSTANDING:
  Basic                                           1,207,344   1,394,033 1,232,833 1,441,865
  Diluted                                         1,267,476   1,478,939 1,301,197 1,518,435
============================================================================================


See accompanying notes to unaudited consolidated financial statements

<PAGE 5>

                               NORTH BANCSHARES, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               (DOLLARS IN THOUSANDS)
                    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

---------------------------------------------------------------------------------------------------------------------------

                                                                                                             Accumulated
                                                                         Additional                          other
                                                                Common     paid-in    Retained   Treasury    comprehensive
                                                                stock      capital    earnings     stock     income
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                    $   14      13,688      10,988     (5,340)      (786)

Comprehensive income:
 Net Income                                                          -           -         516          -          -
 Change in unrealized loss on securities
  available for sale, net                                            -           -           -          -        532
 Additional liability adjustment for employee
  pension plan, net                                                  -           -           -          -          -

Comprehensive income                                                 -           -           -          -          -

Payment on ESOP loan                                                 -           -           -          -          -
Market adjustment for common ESOP shares                             -          107          -          -          -
Amortization of award of MRP stock                                   -           -           -          -          -
Purchase of treasury stock, 120,800 shares                           -           -           -     (2,457)         -
Cash dividend ($.24 per share)                                       -           -        (371)         -          -
Options exercised and reissuance of treasury
 stock, 24,720 shares                                                -          (67)         -        361          -
--------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                                       14       13,728     11,133     (7,436)      (254)
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                                        19       13,767     11,139     (7,706)      (216)

Comprehensive income:
 Net income                                                          -            -        335          -          -
 Change in unrealized loss on securities
  available for sale, net                                            -            -          -          -         (40)
 Additional liability adjustment for employee
  pension plan, net                                                  -            -          -          -          -

Comprehensive income                                                 -            -          -          -          -

Payment on ESOP loan                                                 -            -          -          -          -
Market adjustment for common ESOP shares                             -          119          -          -          -
Purchase of treasury stock, 194,948 shares                           -            -          -      (3,656)
Cash dividend ($.30 per share)                                       -            -       (397)          -
Options exercised and reissuance of treasury
 stock, 46,402 shares                                                -         (384)         -         745          -
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                                       19       13,502     11,077     (10,617)      (256)
-------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
                                                                    Common
                                                                    stock    Deferred
                                                                    acquired by compen-
                                                                    ESOP     sation     Total
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                        (667)      (74)    17,823

Comprehensive income:
 Net income                                                            -         -        516
 Change in unrealized loss on securities
  available for sale, net                                              -         -        532
 Additional liability adjustment for employee
  pension plan, net                                                    -         -          -
                                                                                      --------
Comprehensive income                                                   -         -      1,048

Payment on ESOP loan                                                  84         -         84
Market adjustment for common ESOP shares                               -         -        107
Amortization of award of MRP stock                                     -        59         59
Purchase of treasury stock, 120,800                                    -         -     (2,457)
Cash dividend ($.24 per share)                                         -         -       (371)
Options exercised and reissuance of tresury
 stock, 24,720 shares                                                  -         -        294
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                                       (583)      (15)    16,587
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                                        (555)        -     16,448

Comprehensive income:
 Net income                                                            -         -        335
 Change in unrealized loss on securities
  available for sale, net                                              -         -        (40)
 Additional liability adjustment for employee
  pension plan, net                                                    -         -          -
                                                                                        -------
Comprehensive income                                                   -         -        295

Payment on ESOP loan                                                  83        -          83
Market adjustment for common ESOP shares                               -         -        119
Purchase of treasury stock, 194,948 shares                             -         -     (3,656)
Cash dividend ($.30 per share)                                         -         -       (397)
Options exercised and reissuance of treasury
 stock, 46,402 shares                                                  -         -        361
-----------------------------------------------------------------------------------------------
Balance at September 30, 1998                                       (472)        -     13,253
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


<PAGE 6>


                                   NORTH BANCSHARES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                      (IN THOUSANDS)

<Cation>


                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------
                                                      1998          1997
---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  335        $  516
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                       66            76
      Deferred loan costs (fees), net of amortization    (64)          (19)
      Amortization of premiums and discounts            (121)           30
      ESOP and MRP compensation expense                  202           250
      Gain on sale of investment securities and
       loans available for sale, net                     (84)          (53)
      Changes in assets and liabilities:
        Decrease in accrued interest receivable          181            72
        (Increase) decrease in other assets, net         (63)          101
        Increase in other liabilities                  2,370         1,782
-----------------------------------------------------------------------------
Net cash provided by operating activities              2,822         2,755
-----------------------------------------------------------------------------
Cash flows from investing activities:
   Maturities of investment securities available
     for sale                                          17,730        1,000
   Purchase of investment securities available
     for sale                                         (24,610)      (7,219)
   Proceeds from sales of investment securities
     and loans available for sale                       5,386        6,001
   Proceeds from sales of loans available for sale        233            -
   Purchase of mortgage-backed securities
     available for sale                                (5,000)           -
   Repayment of mortgage-backed securities held
     to maturity                                        1,082        1,016
   Loan originations                                  (20,691)     (12,121)
   Loan repayments                                     21,298        9,139
   Purchase of Federal Home Loan Bank of Chgo Stock         -         (435)
   Purchase of premises and equipment                     (36)         (79)
----------------------------------------------------------------------------
Net cash used in investing activities                  (4,608)      (2,698)
----------------------------------------------------------------------------
Cash flows from financing activities:
   Decrease in deposit accounts                        (1,699)        (486)
   Increase in borrowed funds                           5,000        5,000
   Decrease in advance payments by borrowers for
     taxes and insurance                                 (667)        (578)
   Payment of cash dividend                              (397)        (371)
   Proceeds from stock options exercised                  361          294
   Purchase of treasury stock                          (3,656)      (2,457)
----------------------------------------------------------------------------
Net cash (used in) provided by financing activities    (1,058)       1,402
----------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents   (2,844)       1,459
Cash and cash equivalents at beginning of period       11,117        8,609
----------------------------------------------------------------------------
Cash and cash equivalents at end of period             $8,273        10,068
============================================================================
Supplemental disclosures of cash flow information:
   Cash payments during the period for:
     Interest                                          $2,509        2,481
     Taxes                                                315            -
============================================================================

See accompanying notes to unaudited consolidated financial statements.

<PAGE 7>


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

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial condition as of September 30, 1998 and results of operations for the three and nine-month periods ended September 30, 1998 and September 30, 1997, but are not necessarily indicative of the results which may be expected for the entire year.

(2)  Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of North Bancshares, Inc. (the "Company"), and its wholly-owned subsidiary North Federal Savings Bank (the "Bank"), and its subsidiary North Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)  Earnings Per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

     The Company adopted SFAS 128 at December 31, 1997. All earnings per share amounts for prior periods have been restated under the provisions of SFAS 128. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

------------------------------------------------------------------------------

                                       For the three months   For the nine months
                                        ended September 30,   ended September 30,
(In thoudsands, except share data)       1998        1997       1998       1997
---------------------------------------------------------------------------------
Numerator:
  Net Income                                $113        112        335        516
Denominator:
  Basic earnings per share-weighted
   average shares outstanding          1,207,344  1,394,033  1,232,833  1,441,865
  Effect of dilutive stock options
   outstanding                            60,132     84,906     68,364     76,570
  Diluted earnings per share-adjusted
   weighted average shares outstanding 1,267,476  1,478,939  1,301,197  1,518,435
Basic earnings per share                     .09        .08        .27        .36
Diluted earnings per share                   .09        .08        .26        .34
=================================================================================

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


                                             Before         Tax         Net
                                             Tax         (Expense)      of Tax
(In thousands)                               Amount      or Benefit     Amount
-----------------------------------------------------------------------------
Three months ended September 30, 1997
Disclosure of reclassification amount:
Unrealized holding gain on securities
 arising during the period                    $468        (159)         309
Less: reclassification adjustment for
 gain included in net income                    (1)          -           (1)
-----------------------------------------------------------------------------
Change in net unrealized gain on securities   $467        (159)         308
-----------------------------------------------------------------------------
Three months ended September 30, 1998
Disclosure of reclassification amount:
Unrealized holding loss on securities
 arising during the period                  $ (141)         48          (93)
Less: reclassification adjustment for
 gain included in net income                    23          (8)          15
-----------------------------------------------------------------------------
Change in net unrealized loss on securities $ (118)         40          (78)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Nine months ended September 30, 1997
Disclosure of reclassification amount:
Unrealized holding gain on securities
 arising during the period                   $ 753        (256)         497
Less: reclassification adjustment for
 gain included in net income                    53         (18)          35
-----------------------------------------------------------------------------
Change in net unrealized gain on securities  $ 806        (274)         532
-----------------------------------------------------------------------------
Nine months ended September 30, 1998
Disclosure of reclassification amount:
Unrealized holding loss on securities
 arising during the period                   $(141)         48          (93)
Less: reclassification adjustment for
 gain included in net income                    81         (28)          53
-----------------------------------------------------------------------------
Change in net unrealized loss on securities   $(60)         20          (40)
-----------------------------------------------------------------------------


<PAGE 9>

(5) Stock Repurchase Program

     On May 18, 1998, the Company announced a 50,000 share stock repurchase program to begin upon completion of the 75,000 share repurchase program announced on February 4, 1998. The repurchase program amounts to approximately 3.9% of the outstanding shares of the Company. The Company completed the 75,000 share program on May 18, 1998 and at September 30, 1998, 23,473 shares had been repurchsed under the current program. Shares will be repurchased in open market transactions or in privately negotiated transactions over a one year period. Management continues to believe that stock repurchase programs provide enhanced value to both the Company and its stockholders.

(6) Dividend Declaration

     On October 15, 1998, the Company announced that the Board of Directors declared a quarterly dividend of $.10 per share, payable on November 16, 1998 to stockholders of record on November 2, 1998.

(7) Commitments and Contingencies

     At September 30, 1998, the Bank had outstanding commitments to originate mortgage loans in the amount of $2.1 million and unused equity lines of credit totaling $616,000.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The primary business of the Company is that of an independent community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public or borrows funds and uses such funds to originate or acquire one-to-four family residential mortgages, loans secured by small apartment buildings or mixed use properties and equity lines of credit secured by real estate. The Company also invests in U. S. Government and agency securities, federal agency mortgage-backed securities, investment grade securities, common stocks of other financial institutions and money market accounts.

     The Company's consolidated results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest paid on deposits and other borrowings, and to a lesser degree on non-interest income less non-interest expense and income taxes. The Company's operating expenses consist principally of employee compensation and benefits, occupancy expenses and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

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


YEAR 2000 COMPLIANCE

     The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processor and other software purchased which is operated on in-house personal computers and a wide area network. During 1997, the Company initiated a review and formed a committee to conduct an assessment of all hardware and software systems to assess whether they will function properly in the year 2000. To date, we have not found anything material that would affect the operations of the Company. The vendors who have been contacted have indicated that their hardware and software is or will be Year 2000 compliant during the time frames established by our regulators. In house and third party data processor testing of mission critical and other hardware and software systems is ongoing. A test of the Company's third-party data processor's deposit and loan systems were conducted in August 1998. The results of the tests, using various dates in the year 2000 indicated that all the transactions tested were processed correctly. The third-party data processor's general ledger system is scheduled to be tested in October 1998. The final results of these tests are currently not available. A contingency plan, which would involve conversion to an alternate data processing system, is currently under review by management. The costs associated with the compliance efforts are estimated to be approximately $25,000 to $40,000 in total and are not expected to have a significant impact on the Company's ongoing results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Banks's primary sources of funds are deposits, borrowings from the FHLB of Chicago, amortization and prepayment of loans and mortgage-backed securities, sales and maturities of other investment securities and occasionally the use of reverse repurchase agreements. The Bank can also borrow from its correspondent banks. The Bank uses its liquid resources to fund loan commitments, to meet operating expenses, and to invest and to fund deposit withdrawals. Management believes that loan repayments and the other sources of funds will be adequate to meet the liquidity needs of the Bank.

     The OTS requires minimum levels of liquid assets. OTS regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable accounts and borrowings payable in one year or less. At September 30, 1998, the Bank's liquidity ratio was 7.8% compared with 12.5% for the quarter ended September 30, 1997. The decrease in liquidity was the result of funds reinvested into mortgage loans and mortgage-backed securities from shorter term liquid assets.

     The primary investing activities of the Company are lending on owner occupied and non-owner occupied one-to four-family residential properties, multi-family residential properties, and mixed use properties. Management intends to continue to focus its lending efforts on these types of properties while expanding its consumer lending to include manufactured housing loans. The Company also purchases U.S. government agency securities and to a lesser extent purchases mortgage backed securities.

     Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a
percentage of risk-adjusted assets.   At September 30, 1998, the Bank exceeded
all of its regulatory capital standards. At such date, the Bank's tangible capital, core capital and risk-based capital of $11.9 million, $11.9 million and $12.1 million, respectively, exceeded the applicable minimum requirements by $10.0 million or 8.1%, $8.1 million or 6.6% and $8.3 million or 17.5%, respectively.

<PAGE 11>

CHANGES IN FINANCIAL CONDITION

     Total assets were $124.9 million at September 30, 1998, an increase of $1.8 million from $123.1 million at December 31, 1997.

     Net loans receivable amounted to $78.5 million at September 30, 1998, a decline of $500,000 from $79.0 million at December 31, 1997. The Company originated $20.7 million in mortgage, consumer and commercial loans during the nine months ended September 30, 1998. Repayments of loans during the nine months ended September 30, 1998 amounted to $21.3 million, primarily attributable to the high level of mortgage loan prepayments that occured during the period due to the decline in interest rates.

     Investment securities amounted to $24.6 million at September 30, 1998, an increase of $1.3 million from $23.3 million at December 31, 1997. The increase was primarily attributable to mortgage loan prepayments reinvested in short to medium term investment securities.

     Mortgage-backed securities available for sale increased $5.1 million during the period. Funds that were invested in lower yielding federal funds, mutual funds and prepayments of mortgage-backed securities held to maturity were reinvested into higher yielding mortgage-backed securities available for sale.

     Borrowed funds totaled $34.1 million at September 30, 1998, an increase of $5.0 million from $29.1 million at December 31, 1997. The increase is attributable to a $5.0 million FHLB advance used to purchase an investment security at an interest rate spread of 135 basis points. These transactions increase income at little interest rate risk by securing FHLB advances to purchase U.S. government securities, in order to obtain an attractive interest rate spread.

     Deposit accounts amounted to $73.3 million at September 30, 1998, a decrease of $1.7 million from $75.0 million at December 31, 1997. The decrease was primarily attributable to a $4.4 million decrease in certificates of deposit and passbook accounts, partially offset by a $2.8 million increase in checking and money market accounts. The decrease in certificates can be primarily attributed to the maturity and withdrawal of certificates that had been paid a bonus rate of interest and would have renewed at a lower rate. The number of checking accounts increased by 5.9% since December 31, 1997, as a result of the continued marketing of the Free Checking Account product. The Bank introduced an enhanced version of it Money Market Deposit Account on July 1, 1998, and has attracted $2.4 million into the account. Management expects to experience additional deposit shifting from interest-bearing accounts to the Money Market Deposit Account and to non-interest bearing checking accounts as it continues to promote these products.

     Other liabilities amounted to $3.7 million at September 30, 1998, an increase of $2.4 million from $1.3 million at December 31, 1997. The increase is primarily attributable to outstanding checks issued for real estate tax escrow disbursements and accrued interest on certificates of deposit that pay interest one a year in December.

     Stockholders' Equity totaled $13.3 million at September 30, 1998, a decrease of $3.1 million from $16.4 million at December 31, 1997. The reduction was primarily attributable to a $2.9 million increase in treausry stock due to $3.7 million in stock repurchases offset by $745,000 in stock options exercised. Retained earnings remained $11.1 million at September 30, 1998 and at December 31, 1997 due to dividend payments which offset net income for the period.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     GENERAL. Net income was $113,000 for the three months ended September 30, 1998, an increase of $1,000 from $112,000 for the three months ended September 30, 1997. Diluted earnings per share amounted to $.09 for the three months ended September 30, 1998 an increase of $.01 from $.08 per share for the three months ended September 30, 1997. The increase was primarily attributable to a decrease in the weighted average number of shares outstanding.

     INTEREST INCOME. Interest income amounted to $2.2 million for the three months ended September 30, 1998 and September 30, 1997. There was a decrease in the annualized yield on average interest-earning assets from 7.42% for the three months ended September 30, 1997 to 7.22% for the three months ended September 30, 1998. The decrease was primarily attributable to higher yielding mortgage loans prepaid or refinanced at lower rates and higher yielding securities called prior to maturity dates with the proceeds temporarily reinvested at lower rates. The reduction in yield was partially offset by an increase in average interest-earning assets to $120.4 million for the three months ended September 30, 1998, an increase of $2.1 million from $118.3 million for the three months ended September 30, 1997.

<PAGE 12>

     INTEREST EXPENSE. Interest expense amounted to $1.3 million for the three months ended September 30, 1998 and September 30, 1997. The annualized average cost of interest-bearing liabilities for the three months ended September 30, 1998 was 4.92%, an improvement from 5.16% for the three months ended September 30, 1997. The improvement was due primarily to a decrease in the average cost of borrowed funds from 6.58% for the three months ended September 30, 1997 to 5.57% for the three months ended September 30, 1998, attributable to refinancing higher cost FHLB advances at lower rates. The average balance of interest-bearing deposit accounts was $71.5 million for the three months ended September 30, 1998, an increase of $200,000 from $71.3 million for the three months ended September 30, 1997. The average balance of borrowed funds was $34.1 million for the three months ended September 30, 1998, an increase of $5.6 million from $28.5 million for the three months ended September 30, 1997.

     PROVISION FOR LOAN LOSSES. The Company did not add to its allowance for loan losses for the three months ended September 30, 1998 or September 30, 1997. The allowance for loan losses was $208,000 and amounted to .27% of loans receivable at September 30, 1998and at September 30, 1997. There was one loan delinquent 60 days or more at September 30, 1998 that amounted to $24,000. No loans were delinquent 60 days or more at September 30, 1997. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates, and the view of the regulatory authorities toward reserve levels and inflation.

     NON-INTEREST INCOME. Non-interest income amounted to $99,000 for the three months ended September 30, 1998, an increase of $43,000 from $56,000 for the three months ended September 30, 1997. The increase was attributable to a $25,000 increase in gain on the sale of investment securities and loans available for sale and a $16,000 increase in fees and service charges. The improvement in fees and service charges is related to a greater number of transaction accounts that produce fee income in addition to increases in interchange fees on foreign ATM transactions, debit card transaction fees and increased safe deposit vault rentals.

     NON-INTEREST EXPENSE. Non-interest expense amounted to $797,000 for the three months ended September 30, 1998 compared with $798,000 for the three months ended September 30, 1997. There was a $20,000 increase in professional fees primarily related to increased audit, tax and accounting expenses partially offset by a $17,000 reduction in recognition and retention plan expense. The reduction in recognition and retention plan expense is due to the expiration of the expense accrual period related to Company stock granted under the benefit plan in December 1993.

     INCOME TAX EXPENSE. The allocation for income taxes was $64,000 for the three months ended September 30, 1998, an increase of $9,000 from $55,000 for the three months ended September 30, 1997. The effective tax rate was 36.2% for the three months ended September 30, 1998, an increase from 32.9% for the three months ended September 30, 1997.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997.

     GENERAL. Net income amounted to $335,000 for the nine months ended September 30, 1998, a decrease of $181,000 from $516,000 for the nine months ended September 30, 1997. Diluted earnings per share amounted to $.26 for the nine months ended September 30, 1998, a decrease of $.08 from $.34 per share for the nine months ended September 30, 1997. The decrease was primarily attributable to a decline in net interest income and an increase in non-interest expenses, partially offset by an increase in non-interest income and a decrease in the weighted average number of shares outstanding.

     INTEREST INCOME. Interest income was $6.4 million for the nine months ended September 30, 1998, a $92,000 decrease from $6.5 million for the nine months ended September 30, 1997. There was a decline in the annualized yield on average interest-earning assets to 7.19% for the nine months ended September 30, 1998 from 7.41% for the nine months ended September 30, 1997. The decline was primarily attributable to the high level of loan prepayments and higher yielding investment securities called prior to maturity. Average interest-earning assets amounted to $119.4 million for the nine months ended September 30, 1998, an improvement of $1.9 million from $117.5 million for the nine months ended September 30, 1997, which partially offset the yield reduction.

<PAGE 13>

     INTEREST EXPENSE. Interest expense was $3.8 million for the nine months ended September 30, 1998, an increase of $109,000 from $3.7 million for the nine months ended September 30, 1997. The increase was attributable to a $70,000 increase in interest on deposit accounts and a $39,000 increase in interest on borrowed funds. The average balance of interest-bearing deposit accounts was $72.1 million for the six months ended September 30, 1998, an increase of $858,000 from $71.2 million for the nine months ended September 30, 1997. The average balance of borrowed funds amounted to $31.2 million for the nine months ended September 30, 1998, an increase of $3.8 million from $27.4 million for the nine months ended September 30, 1997. The annualized average cost of interest-bearing liabilities was 4.86% for the nine months ended September 30, 1998, an improvement from 4.98% for the nine months ended September 30, 1997, due primarily to an improvement in the average cost of borrowed funds from 6.39% for the nine months ended September 30, 1997 to 5.62% for the nine months ended September 30, 1998.

     PROVISION FOR LOAN LOSSES. The Company did not add to its allowance for loan losses for the nine months ended September 30, 1998 or September 30, 1997. The allowance for loan losses was $208,000 and amounted to .27% of loans receivable at September 30, 1998 and September 30, 1997. There was one loan delinquent 60 days or more at September 30, 1998 that amounted to $24,000
 . No loans were delinquent 60 days or more at September 30, 1997. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward reserve levels and inflation.

     NON-INTEREST INCOME. Non-interest income amounted to $293,000 for the nine months ended September 30, 1998, an improvement of $71,000 from $222,000 for the nine months ended September 30, 1997. The increase was primarily attributable to a $38,000 increase in fees and service charges and a $31,000 increase in gain on the sale of investment securities and loans available for sale. The improvement in fees and service charges is related to a greater number of transaction accounts that produce fee income in addition to increases in interchange fees on foreign ATM transactions, debit card transaction fees and increased safe deposit vault rentals.

     NON-INTEREST EXPENSE. Non-interest expense amounted to $2.4 million for the nine months ended September 30, 1998, an increase of $79,000 from $2.3 million for the nine months ended September 30, 1997. The increase was primarily attributable to a $91,000 increase in compensation and benefits expense related to staff increases and related benefits and a $87,000 increase in professional fees related to an unsuccessful hostile takeover attempt and costs associated with shareholder proposals considered at the annual shareholders meeting. These increases were partially offset by a $71,000 reduction in other non-interest expense, related to a $34,000 decrease in a specific reserve for losses and a $33,000 decrease in costs associated with loan originations due to fees paid for loan modifications. In addition, there was a $59,000 decrease in recognition and retention plan expense. There was no recognition and retention plan expense for the nine months ended September 30, 1998, due to the expiration of the expense accrual period related to Company stock granted under the benefit plan in December 1993.
For the nine months ended September 30, 1998, a total of $119,000 in ESOP expense, compared with $107,000 for the nine months ended September 30, 1997, was recorded along with an offsetting entry to additional paid in capital, and therefore stockholders' equity was unaffected by the transaction.

     INCOME TAX EXPENSE. The allocation for income taxes was $186,000 for the nine months ended September 30, 1998, a decrease of $28,000 from $214,000 for the nine months ended September 30, 1997. The decrease was primarily attributable to a decrease in income before taxes. The effective tax rate was 35.7% for the nine months ended September 30, 1998 compared with 29.3% for the nine months ended September 30, 1997.


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

<PAGE 14>

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

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the first quarter of the fiscal year beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments and requires measuring and recording on the balance sheet, the change in fair value of the hedged risk portion of a derivative investment. If the derivative does not qualify as a hedge, the gains and losses are reported in earnings when they occur. This statement is not expected to have a material effect on the Comapny's financial statements when adopted.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     There are no pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

<PAGE 15>

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits:
     EX-27 Financial Data Schedule

(B) 1. Form 8-K dated July 15, 1998, Registrant issued press release dated July 15, 1998 regarding second 1998 earnings and a regular quarterly dividend.
     2. Form 8-K dated September 14, 1998 regarding the appointment of Frank
        J. Donati as a director of the Company and the Bank.


<PAGE 14>



                                                    SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              NORTH BANCSHARES,INC.
                                                  (Registrant)



Date    November 13, 1998                        /S/ Joseph A. Graber
        -----------------                        --------------------
                                                 Joseph A. Graber
                                                 President and
                                                 Chief Executive Officer



Date    November 13, 1998                        /S/ Martin W. Trofimuk
        -----------------                        ----------------------
                                                 Martin W. Trofimuk
                                                 Vice President and
                                                 Treasurer