Form 10KSB40
period 1998-12-31
NORTH BANCSHARES INC
filed 1999-03-25
CIK 912623

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                   FORM 10-KSB

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had $9.0 million in gross income for the year ended December 31, 1998.

         As of March 1, 1999, there were issued and outstanding 1,258,585 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market as of March 1, 1999 was approximately $11,110,483. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB--Portions of Annual Report to Stockholders for the fiscal year ended December 31, 1998
PART III of Form 10-KSB--Portions of Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1998.

================================================================================

                                      INDEX


PART I                                                                      PAGE
                                                                            ----
  Item 1.  Business                                                           2

  Item 2.  Properties                                                        32

  Item 3.  Legal Proceedings                                                 32

  Item 4.  Submission of Matters to a Vote of Security Holders               32

PART II

  Item 5.  Market for Registrant's Common Equity and Related
                    Stockholders Matters                                     33

  Item 6.  Management's Discussion and Analysis or Plan of Operation         33

  Item 7.  Financial Statements                                              33

  Item 8.  Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosures                                33

PART III

  Item 9.  Directors, Executive Officers, Promoters and Control Person;
                    Compliance with Section 16 (a) of the Exchange Act       33

  Item 10. Executive Compensation                                            34

  Item 11. Security Ownership of Certain Beneficial Owners and Management    34


  Item 12. Certain Relationships and Related Transaction                     34

  Item 13. Exhibits and Reports on Form 8-K                                  35


SIGNATURES                                                                   37

                                     PART I

Item 1.  Description of Business

General

         North Bancshares, Inc. (the "Company" or "North Bancshares") is a Delaware corporation which was organized in 1993 by North Federal Savings Bank ("North Federal" or the "Bank") for the purpose of becoming the Bank's holding company. The Company owns all of the capital stock of the Bank which was issued on December 21, 1993 in connection with its conversion from the mutual to the stock form of organization (the "Conversion"). On December 29, 1997, the Company's Common Stock was split three-for-two in the form of a 50% stock dividend. There were 1,262,893 shares of common stock outstanding at December 31, 1998. The Bank was organized in 1886 and converted to a federal mutual savings bank in 1986. The Bank amended its charter in December 1993 in connection with the Conversion to become a federal stock savings bank. All references to the Company, unless otherwise indicated, at or before December 21, 1993 refer to the Bank. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "NBSI".

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

         The Company serves the Chicago metropolitan area through its two retail banking offices located in Chicago and Wilmette, Illinois. At December 31, 1998, the Company had total consolidated assets of $125.8 million, deposits of $76.2 million, and stockholders' equity of $13.3 million.

         The Company is an independent community-oriented financial institution offering a variety of financial services to meet the needs of the communities which it serves. The Company attracts retail deposits from the general public or borrows funds from available sources and invests those funds primarily in first mortgages on owner-occupied and non-owner occupied one- to four-family residences, small apartment buildings, and mortgage-backed and investment securities. The Company also originates or participates in, multi-family, consumer and commercial loans.

         The Company's revenues are derived principally from interest on mortgage loans, investments, mortgage-backed securities, consumer loans, commercial loans and income from service charges. The Company's operations are affected by general economic conditions, competition in the Company's market area, the monetary and fiscal policies of the federal government and the policies of various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Company's results of operations are largely dependent upon net interest income, which is the difference between the interest received on its loan and investment securities portfolios and the interest paid on its deposit accounts and borrowings.

The executive offices of the Company and the Bank are located at 100 W. North Avenue, Chicago, Illinois 60610-1399. The telephone number at that address is
(312) 664-4320. The Bank maintains a Web page at www.northfederal.com.


Forward-Looking Statements

When used in this Form 10-KSB, in future filings by the Company with the SEC, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Year 2000 Readiness Disclosures

         The Year 2000 issue arises from the inability of some computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize A00" as the year 1900 rather than the year 2000.

         The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processor and other software purchased which are operated on in-house personal computers and a wide area network. During 1997, the Company initiated a review and formed a committee to conduct an assessment of all hardware and software systems to assess whether they will function properly in the year 2000. To date, the Company has not found anything material that would affect its operations. Vendors who provide software and services which are material to the operations of the Company have been contacted and indicated that their hardware or software is or will be Year 2000 compliant during the time frames established by our regulators. In-house and third party data processor testing of mission critical and other hardware and software systems is ongoing. A test of the Company's third-party data processor's deposit and loan system was conducted in August 1998. The results of the tests, using various dates in the year 2000, indicated that all the transactions tested were processed correctly. The third-party data processor's general ledger system was tested in October 1998. The third-party data processor's item processing and image systems have been tested and are believed to be compliant. The results of these tests indicated that all transactions and statements were processed correctly.

         A contingency plan, which would involve conversion to an alternate data processing system, disaster recovery programs in the event of electrical failures and additional cash requirements is currently under review by management. The costs associated with the compliance efforts have been approximately $25,000 to date. It is anticipated that total costs will not exceed $40,000 and are not expected to have a significant impact on the Company's ongoing results of operations.


Lending Activities

         GENERAL. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences, and to a lesser extent, multi-family residences. At December 31, 1998, the Bank's gross mortgage loans outstanding totaled $82.5 million, of which $73.6 million, or 89.2%, were one- to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 79.2% were fixed-rate loans (70.7% of total gross loans receivable), including balloon loans, and 20.8% were adjustable-rate loans (18.5% of total gross loans receivable). At that same date, multi-family residential mortgage loans totaled $7.1 million, of which $6.7 million were fixed-rate balloon loans.

         At December 31, 1998, the balance of the Bank's loans included of $1.8 million in consumer and commercial loans, which represented 2.2% of the Bank's gross loan portfolio.

         The Bank also invests in mortgage-backed securities. At December 31, 1998, mortgage-backed securities totaled $15.3 million or 12.2% of total assets. At such date, all of the mortgage-backed securities portfolio was insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae. At December 31, 1998, $4.4 million of the mortgage-backed securities were classified as held-to-maturity and $10.9 million were classified as available for sale.

         All loans must be approved by a committee comprised of four officers, one of whom is a director of the Bank. Requests for loans greater than $1,000,000 are reviewed and considered for approval by the Board of Directors on a case-by-case basis.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1998, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.9 million. At December 31, 1998, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at December 31, 1998 consisted of three loans to one individual totaling $1.2 million. All three loans were secured by a first mortgage on real estate. The Bank's next three largest lending relationships to a single borrower or a group of related borrowers totaled $1.1 million, $1.0 million and $1.0 million, respectively. Each of these is a loan or group of loans secured by either a first mortgage on real estate or a first lien on real property and each of these loans was current as of December 31, 1998.

         LOAN PORTFOLIO COMPOSITION. The table below sets forth information concerning the composition of the Bank's loan and mortgage-backed securities portfolios in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for losses) as of the dates indicated.

                                At December 31,
                                ---------------
                                    1998                   1997                1996
                                   ------                 ------               ------
                                   Amount     Percent     Amount     Percent   Amount    Percent
                                   ------     -------     ------     -------   ------    -------
                                 (Dollars in Thousands)

REAL ESTATE LOANS:

One to four-family...........   $73,568(1)     89.19%    $71,770     90.49%   $67,542    91.73%
Multi-family.................     7,098(2)      8.60       6,459      8.14      5,057     6.87
                                -------       ------     -------    ------    -------   ------
   Total real estate loans...    80,666        97.79      78,229     98.63     72,599    98.60
                                -------       ------     -------    ------    -------   ------

CONSUMER LOANS:

Deposit account..............       102         0.12         127      0.16        110     0.15
Automobile...................       ---          ---           1       ---          6     0.01
Home equity and home
 improvement.................       714         0.87         154      0.19        123     0.17
                                -------       ------     -------    ------    -------   ------
Total consumer loans.........       816         0.99         282      0.35        239     0.33
                                -------       ------     -------    ------    -------   ------

COMMERCIAL LOANS.............     1,007         1.22         806      1.02        790     1.07
                                -------       ------     -------    ------    -------   ------

Total loans receivable.......    82,489       100.00%     79,317    100.00%    73,628   100.00%
                                =======       ======     -------    ======    -------   ======
LESS:

Deferred fees and discounts..       152                       78                   42
Allowance for loan losses....       214                      208                  208
                                -------                  -------              -------
 Total loans receivable, net    $82,123                  $79,031              $73,378
                                =======                  =======              =======

MORTGAGE-BACKED SECURITIES:

FNMA.........................     1,638        10.69%        934     16.06%     1,092    14.67%
GNMA.........................       121          .79         182      3.13        229     3.08
FHLMC........................    13,564        88.52       4,699     80.81      6,123    82.25
                                -------       ------      ------    ------     ------   ------
  Total mortgage-backed
  securities.................    15,323       100.00%      5,815    100.00%     7,444   100.00%
                                              ======                ======              ======
Net premiums (discounts).....       112                       26                  (21)
                                -------                   ------               ------

Net mortgage-backed
 securities.................    $15,435                   $5,841               $7,465
                                =======                   ======               ======

(1) This amount includes a total of $6.3 million of 5, 7 and 10 year balloon loans.

(2) This amount includes a total of $6.7 million of 5, 7 and 10 year balloon loans.

         The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rates at the dates indicated.

                             At December 31,
                             ---------------
                                   1998                     1997                    1996
                                  ------                   ------                  ------
                                  Amount      Percent      Amount     Percent      Amount      Percent
                                  ------      -------      ------     -------      ------      -------
                                                         (Dollars in Thousands)
FIXED-RATE LOANS:
 Real estate:
  One to four-family.......     $58,312(1)     70.69%     $50,707      63.93%     $49,480       67.20%
  Multi-family.............       7,098(2)      8.61        6,459       8.14        5,057        6.87
                                -------       ------      -------     ------      -------      ------
    Total fixed-rate real
     estate loans..........      65,410        79.30       57,166      72.07       54,537       74.07
  Consumer.................         816         0.99          282       0.35          239        0.33
  Commercial...............       1,007         1.22          806       1.02          790        1.07
                                -------       ------      -------     ------      -------      ------
    Total fixed-rate loans.      67,233        81.51       58,254      73.44       55,566       75.47
                                -------       ------      -------     ------      -------      ------

ADJUSTABLE-RATE LOANS:
 Real estate:
  One- to four-family......      15,256        18.49       21,063      26.56       18,062       24.53
                                -------       ------      -------     ------      -------      ------

    Total loans............      82,489       100.00%      79,317     100.00%      73,628      100.00%
                                              ======                  ======                   ======
LESS:
 Deferred fees and discounts        152                        78                      42
 Allowance for loan losses..        214                       208                     208
                                -------                   -------                 -------
    Total loans, net........    $82,123                   $79,031                 $73,378
                                =======                   =======                 =======

(1) This amount includes a total of $6.3 million of 5, 7 and 10 year balloon loans.

(2) This amount includes a total of $6.7 million of 5, 7 and 10 year balloon loans.

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 1998. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due rather than when interest rates are next subject to change. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The total amount of loans due after December 31, 1999 which have a pre-determined interest rate is $65.5 million, while the amount of loans due after such date with floating rates is $15.3 million.

                           Real Estate
                           -------------------
                           One- to four-family        Multi-family            Consumer          Commercial                Total
                           -------------------        ------------            --------          ----------                -----
                                      Weighted            Weighted            Weighted          Weighted              Weighted
                                      Average             Average             Average           Average               Average
                           Amount     Rate       Amount   Rate       Amount   Rate      Amount  Rate       Amount     Rate
                           ------     ----       ------   ----       ------   ----      ------  ----       ------     ----
                                                              (Dollars in Thousands)
Due During Periods
Ending December 31,
-------------------

1999(1)...............      $435     7.10%        $106     8.25%      $199      8.26%    $1,007  10.00%   $ 1,747     8.97%
2000..................       750     7.83        1,127     8.40         11      4.79        ---   0.00      1,888     8.15
2001..................     2,783     7.40           97     8.25         23      4.79        ---   0.00      2,903     7.41
2002 and 2003.........     1,252     7.89        2,370     8.09        479      7.72        ---   0.00      4,101     7.99
2004 to 2008..........     7,309     7.60        3,398     7.94         36      8.13        ---   0.00     10,743     7.71
2009 to 2013..........     7,215     7.18          ---     0.00         68      8.48        ---   0.00      7,283     7.19
2014 and following....    53,824     7.31          ---     0.00        ---       ---        ---   0.00     53,824     7.31
                         -------     ----       ------     ----       ----      ----     ------  -----    -------     ----
                         $73,568     7.34%      $7,098     8.07%      $816      7.81%    $1,007  10.00%   $82,489     7.44%
                         =======     ====       ======     ====       ====      ====     ======  =====    =======     ====

(1) Includes demand loans, loans having no stated maturity, and past due loans.

One- to Four-Family Residential Real Estate Lending

         The cornerstone of the Bank's lending program has been the origination of permanent loans, to be held in its portfolio, secured by mortgages on owner-occupied and non-owner-occupied, one- to four-family residences. Typically, such homes are single family detached houses, condominiums, townhomes and two- to four-family dwellings. At December 31, 1998, $73.6 million, or 89.2%, of the Banks gross loan portfolio consisted of permanent loans secured by one- to four-family residences. The Bank emphasizes the origination of a variety of residential loans, including conventional 10, 15, 20 and 30 year fixed-rate loans, one, three and five year adjustable-rate mortgage loans ("ARMs") and 5, 7 and 10 year fixed rate balloon loans.

           The Bank's loans are designed to respond to customer preferences, market dynamics and changes in asset/liability management objectives. During 1998, the Bank emphasized loans on non-owner occupied, one- to four-family properties due to the higher yields offered by such loans, as well as customer demand. These loans are underwritten using similar criteria as loans secured by owner-occupied one- to four-family residences, but are provided at higher rates of interest than owner-occupied loans. The Bank originated fifty-one of these loans totaling $12.0 million during 1998 and plans to continue to emphasize this type of lending during 1999.

         The Bank offers one- to four-family residential ARMs which are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on all of the ARMs originated by the Bank are subject to adjustment at one year intervals after the initial adjustment period. The Bank's ARM products generally carry interest rates which are reset to a stated margin over an independent index. Increases or decreases in the interest rate of the Bank's ARMs are generally limited to 2.0% at any adjustment date and 6.0% over the life of the loan. The Bank's ARMs are not convertible into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization. At December 31, 1998, the total balance of one- to four-family ARMs was $15.3 million, or 18.5% of the Bank's gross loan portfolio.

         The Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. The Bank verifies a borrower's employment history and the source of the down payment. The Bank is a qualified Freddie Mac seller/servicer and is a qualified mortgage originator in the Federal Home Loan Bank of Chicago's Mortgage Partnership Finance program.

         The Bank originates residential mortgage loans with a loan-to-value ratio up to 90%. On mortgage loans exceeding an 80% loan-to-value ratio at the time of origination, North Federal requires private mortgage insurance in an amount intended to reduce the Bank's exposure to 80% of the appraised value. Property securing a real estate loan made by North Federal is appraised by independent appraisers. The Bank requires evidence of marketable title and lien position on all loans secured by real property and requires hazard or fire and extended coverage and vandalism and malicious mischief casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank also requires flood insurance to protect the property securing its interest if the property is located in a flood zone.

         Residential mortgage loan originations are derived from a number of sources, including mortgage brokers, advertising, real estate broker referrals, existing borrowers and depositors, builders and walk-in customers. Loan applications are accepted at both of the Bank's offices.

Multi-Family Real Estate Lending

         In order to enhance the yield on its assets, North Federal originates permanent loans secured by multi-family real estate. At December 31, 1998, the Bank had multi-family real estate loans totaling $7.1 million, or 8.6% of the Bank's gross loan portfolio. The largest multi-family loan at December 31, 1998 was $1.1 million and represented a 50% participation with a local financial institution. At December 31, 1998, the Bank had no multi-family real estate loans which were over 30 days delinquent.

     Permanent multi-family real estate loans currently originated by the Bank have a maximum maturity of 10 years, with most having maturities ranging from 5 to 10 years. Most of the multi-family real estate loans amortize over a 25 year period. Rates on permanent loans are fixed, based on competitive factors. Multi-family real estate loans are generally written in amounts of up to 75% of the appraised value of the property, and borrowers are personally liable for all of the indebtedness.

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

Consumer Lending

         The Bank originates a variety of different types of consumer loans, including equity loans, rehabilitation loans, which are loans that exceed the parameters of a home improvement loan due to the extent of the remodeling, direct automobile loans, deposit account loans and home improvement loans. The Bank placed increased emphasis on consumer loans during 1998 and plans to continue to emphasize this type of lending during 1999, particularly home equity and rehabilitation loans, because of their attractive yields, shorter terms to maturity, and community need. At December 31, 1998, $816,000 or .99% of the Bank's gross loan portfolio, consisted of consumer loans compared with $282,000 or .35% at December 31, 1997.

         The Bank's home equity loans are underwritten such that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property. These loans are written with fixed terms and carry fixed rates of interest. At December 31, 1998, the Bank had $103,000 of home equity loans outstanding, or .12% of the Bank's gross loan portfolio.

         The Bank's home equity line of credit loans, which were first introduced in the third quarter of 1997 and the Bank's investor equity line of credit loans, introduced in the second quarter of 1998, are underwritten such that the total commitment amount, when combined with the first mortgage lien, may not exceed 80% of the appraised value of the property. These loans are written with a maximum maturity of five years and an interest rate that adjusts with changes to the prime rate. At December 31, 1998, the Bank had $475,000 of outstanding line of credit loans and $695,000 in unused credit line commitments compared with $55,000 of outstanding line of credit loans and $157,000 in unused credit line commitments at December 31, 1997. The Bank marketed these loans to its current customer base during 1998 and anticipates expanding that effort beyond its customer base during 1999.

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

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. The Bank had no delinquent consumer loans at December 31, 1998, although there can be no assurance that delinquencies will not increase in the future.

Commercial Lending

         In order to further enhance the yield on its assets, the Bank issued a commercial line of credit to a manufactured housing developer to finance the period of time between the delivery of a unit to closing. This period is usually between 60 to 90 days. The line of credit is collateralized by a secured interest in the individual units and any related sales contracts. In addition, the line of credit is personally guaranteed by the developer. The loan-to-value ratio will range between 50% to 60% at any given time. At December 31, 1998, the outstanding line of credit amounted to $1.0 million and the balance was $1.0 million. The line of credit carries a fixed rate of interest on a one-year renewable basis and was current as of December 31, 1998. The interest is paid monthly and cannot be drawn from the line of credit.

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

Mortgage-Backed Securities

         The Bank purchases mortgage-backed securities to complement its mortgage lending activities. At December 31, 1998, mortgage-backed securities totaled $15.3 million, or 12.2% of the Bank's total assets. For information regarding the amortized cost and market values of North Federal's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders filed as
Exhibit 13 hereto.

         At December 31, 1998, $4.4 million of the Bank's mortgage-backed securities were classified as held-to-maturity and $10.9 million were classified as available-for-sale. $1.0 million or 6.4% of the Bank's mortgage-backed securities carried adjustable rates of interest.

         Under the OTS' risk-based capital requirements, Ginnie Mae mortgage-backed securities have a zero percent risk-weighting and Fannie Mae, Freddie Mac and AA- or higher rated mortgage-backed securities have a 20% risk-weighting, in contrast to the 50% risk-weighting carried by one- to four-family performing residential mortgage loans. None of the mortgage-backed securities held by the Bank at December 31, 1998 had a risk-weight for regulatory capital purposes above 20%.

         All of the Bank's mortgage-backed securities are backed by federal agencies. Accordingly, management believes that the Bank's mortgage-backed securities are generally resistant to credit problems.

         The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 1998. Mortgage-backed securities having adjustable interest rates are shown as maturing in the period during which the security is repricing.

                                                  Due in                                       December 31,
                     --------------------------------------------------------------                1998
                     6 Months   6 Months     1 to     3 to 5    5 to 10    10 to 20   Over 20     Balance
                     or Less    to 1 Year   3 Years   Years      Years      Years      Years    Outstanding
                     --------   ---------   -------   ------    -------    --------   -------   -----------
                                                       (In Thousands)
Freddie Mac           $ 90        $236        29      $246      $2,405      $10,617     $38       $13,661

Fannie Mae             656         ---       ---       ---         ---          997     ---         1,653

Ginnie Mae             ---         ---       ---        40         ---           81     ---           121
                      ----        ----       ---      ----      ------      -------     ---       -------
Total                 $746        $236        29      $286      $2,405      $11,695     $38       $15,435
                      ====        ====       ===      ====      ======      =======     ===       =======

LOAN ORIGINATION, MORTGAGE-BACKED SECURITIES PURCHASES AND SALES AND REPAYMENT ACTIVITIES

         The following table shows the Bank's loan originations, loan and mortgage-backed securities purchases, sales and principal repayments for the periods indicated. The Bank maintains an approved seller/servicer status with Freddie Mac and is a qualified participating financial institution with the Illinois Housing Development Authority and is a participant in the FHLB of Chicago's Mortgage Partnership Finance program.

                                                              Year Ended December 31,
                                                              -----------------------
                                                                1998           1997           1996
                                                                ----           ----           ----
                                                                           (In Thousands)
Loans receivable (gross) at beginning of period....           $79,317        $73,628        $56,513
                                                              -------        -------        -------
Originations and purchases by type:
-----------------------------------
Fixed Rate:
  Real estate - one- to four-family................            23,889          8,746         13,701
                     - multi-family................             3,106          2,519          1,623
Non-real estate - consumer and commercial..........             1,221            355          1,291
                                                              -------        -------        -------
 Total fixed rate loans originated.................            28,216         11,620         16,615
Adjustable Rate:
  Real estate - one- to four-family................             2,828          6,473         10,229
                                                              -------        -------        -------
   Total adjustable rate loans originated..........             2,828          6,473         10,229
   Sales...........................................               230            ---            ---

Principal repayments...............................            27,642         12,404          9,729
                                                              -------        -------        -------
  Total loans at end of period.....................           $82,489        $79,317        $73,628
                                                              =======        =======        =======

Mortgage-backed securities (net) at beginning of period         5,841          7,465         16,346

  Purchases........................................            11,097            ---            ---
  Repayments.......................................             1,354          1,628          2,190
  Sales............................................               ---            ---          6,600
  Unrealized gain (loss) on mortgage-backed
     securities available-for-sale.................                73            ---           (93)
  Amortization of premiums and discounts...........                76              4              2
                                                              -------        -------        -------
  Mortgage-backed securities (net) at end of period           $15,435        $ 5,841        $ 7,465
                                                              =======        =======        =======

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

         DELINQUENT LOANS. At December 31, 1998, the Bank had one loan in the amount of $24,000 that was more than 90 days delinquent.

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

                                                       December 31,
                                            --------------------------------
                                            1998   1997   1996   1995   1994
                                            ----   ----   ----   ----   ----
                                                  (Dollars in Thousands)

Non-performing loans:
  One- to four-family....................   $24     $--    $--    $24    $30
  Consumer...............................    --      --      1     --      2
                                           ----    ----   ----   ----   ----
    Total non-performing assets..........   $24     $--    $ 1    $24    $32
                                           ====    ====   ====   ====   ====

Total as a percentage of total assets....  0.02%   0.00%  0.00%  0.02%  0.03%
                                           ====    ====   ====   ====   ====


     OTHER LOANS OF CONCERN. As of December 31, 1998, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Management has taken this into consideration in determining the adequacy of the allowance for losses on loans as of December 31, 1998.

         CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as substandard, doubtful, or loss. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, who may order additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. There were no classified assets at December 31, 1998.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. This evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Allowances also are established for loans considered to be impaired. The calculation of reserve levels for impaired loans is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values. Although the Company did not identify any loans considered impaired in 1998, an additional $6,000 allowance was recorded due to the addition of more consumer loans to the portfolio. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See Note 1(f) and 5 of the Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders filed as Exhibit 13 hereto, and "Regulation." At December 31, 1998, the Bank had an allowance for loan losses of $214,000, which was equal to .26% of net loans receivable.


         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                       Year Ended December 31,
                                       -----------------------
                                        1998    1997     1996    1995      1994
                                        ----    ----     ----    ----      ----
                                       (Dollars in Thousands)

Balance at beginning of period.......   $208    $208     $200     $160     $106

Charge-offs:
 One- to four-family.................    ---     ---      ---      ---      ---
 Consumer............................    ---     ---      ---      ---      ---

Recoveries...........................    ---     ---      ---      ---      ---
                                       - ---    ----     ----     ----     ----

Net charge-offs......................    ---     ---      ---      ---      ---
Additions charged to operations......      6     ---        8       40       54
                                        ----    ----     ----     ----     ----
Balance at end of period.............   $214    $208     $208     $200     $160
                                        ====    ====     ====     ====     ====

     Once the Bank repossesses property it is classified as real estate owned. Any gains or losses (realized or reserved for) are treated as real estate owned activity. The Bank had no real estate owned as of the dates presented.

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                   At December 31,
                                   ---------------
                                   1998      1997      1996        1995     1994
                                   ----      ----      ----        ----     ----
                                              (Dollars in Thousands)

Unallocated...................     $214      $208      $208        $200     $160
                                   ----      ----      ----        ----     ----
Total.........................     $214      $208      $208        $200     $160
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

         At December 31, 1998, the Company's interest-bearing deposits with banks and dollar denominated money market accounts totaled $3.2 million, or 2.5% of total assets. Investment securities, consisting of U.S. government securities, federal agency obligations and FHLB stock, totaled $16.6 million, or 13.2% of total assets, and investment in federal funds sold totaled $5.7 million or 4.5% of total assets. It is the Company's general policy to purchase investment securities which are U.S. Government securities or federal agency obligations. At December 31, 1998, the weighted average term to maturity or repricing of the investment portfolio, excluding FHLB stock, equity securities and mortgage-backed securities, was three months.

         The following table sets forth the composition of the Company's investment portfolio, excluding its mortgage-backed securities, at the dates indicated.

                                                            At December 31,
                                                            ---------------
                                             1998                  1997                 1996
                                             ----                  ----                 ----
                                      Carrying    % of       Carrying   % of       Carrying   % of
                                       Value      Total        Value    Total       Value     Total
                                       -----      -----        -----    -----       -----     -----
                                                           (Dollars in Thousands)
Investment Securities:
 U.S. Treasury notes................  $  ---       0.00%     $   ---     0.00%    $ 2,237     8.73%
 U.S. Government agency securities..  13,922      83.95       22,630    90.69      21,844    85.22
 FHLB stock.........................   1,705      10.28        1,705     6.83       1,205     4.70
 Other..............................     100       0.60          200     0.80         100     0.39
 Equity securities..................     858       5.17          420     1.68         245     0.96
                                     -------     ------      -------   ------     -------   ------
  Total investment securities
     and FHLB stock................. $16,585     100.00%     $24,955   100.00%    $25,631   100.00%
                                     =======     ======      =======   ======     =======   ======

Other Interest-Earning Assets:
 Interest-bearing deposits
     with banks...................   $ 2,413                 $ 2,937               $2,644
 Dollar denominated mutual funds..       801                   1,477                  547
 Federal funds sold ..............     5,722                   4,800                5,976
                                     -------                 -------               ------
  Total...........................   $ 8,936                 $10,390               $7,991
                                     =======                 =======               ======

Average remaining life or term to
repricing of investment securities
and other interest-earning assets,
excluding  FHLB stock and equity
securities........................     3 mos.                  3 mos.             14 mos.

The composition and contractual maturities of the investment portfolio, excluding mortgage-backed securities, equity securities and FHLB of Chicago stock, are indicated in the following table.

                                         At December 31, 1998
                                         ---------------------                               Total
                                         One Year     1 thru 5         Over 5             Investment
                                          or Less       Years          Years              Securities
                                          -------       -----          -----         --------------------
                                         Amortized    Amortized       Amortized      Amortized        Fair
                                           Cost         Cost            Cost           Cost           Value
                                         -------       -------        ---------      ---------      ---------
                                         (Dollars in Thousands)
U.S. Government agency securities ..     $      --     $      --      $  13,948      $  13,948      $  13,922
Other ..............................            --           100             --            100            100
                                         ---------     ---------      ---------      ---------      ---------
Total investment securities ........     $      --           100      $  13,948      $  14,098      $  14,022
                                         =========     =========      =========      =========      =========

Weighted average yield(1) ..........            --%         9.00%          6.71%          6.73%
                                                       =========      =========      =========

(1) The weighted average yield is based upon the interest rate in effect at December 31, 1998.


Sources of Funds

         GENERAL. The Bank's primary sources of funds are deposits, borrowings, amortization and prepayment of loan principal, maturities and sales of investment securities, short-term investments and funds provided from operations.

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

         The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability and interest rate risk management, profitability and growth objectives and has traditionally attempted to retain longer term deposits for asset/liability and interest rate risk management purposes. Based on its experience, the Bank believes that its passbook, MMDA, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank during the dates indicated and the rates offered as of December 31, 1998. See Note 8 of Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders filed as Exhibit 13 hereto for weighted average nominal rates.


                                          At December 31,
                                          ---------------
                                           1998                  1997                    1996
                                           ----                  ----                    ----
                                                    Percent               Percent                   Percent
                                          Amount    of Total    Amount    of Total      Amount      of Total
                                          ------    --------    ------    --------      ------      --------
                                                                   (Dollars in Thousands)
Transaction and Savings Deposits:
---------------------------------

Passbook Accounts 2.75% ..........      $13,642      17.9%     $15,282     22.4%       $16,197        22.0%
NOW  Accounts  2.02% .............        8,740      11.5        8,429     11.2          8,298        11.3

Non-Interest Bearing Accounts ....        1,789       2.3        1,208      1.6            998         1.3

Money Market Accounts 0.00% -4.75%       10,143      13.3        5,544      7.4          6,233         8.5
                                         ------      ----        -----     ----          -----        ----

Total Non-Certificates ...........       34,314      45.0       30,463     40.6         31,726        43.1
                                         ------      ----       ------     ----         ------        ----

Total Certificates:
-------------------

0.00 - 4.99% .....................        6,076       8.0          885      1.2          1,574         2.1
5.00 - 5.99% .....................       24,714      32.4       30,775     41.0         25,304        34.4
6.00 - 6.99% .....................        6,889       9.0        9,043     12.1         10,981        14.9
7.00 - 7.99% .....................        3,919       5.2        3,764      5.0          3,779         5.1
8.00 - 8.99% .....................          310       0.4          111      0.1            247         0.4
                                        -------     -----      -------    -----        -------       -----

Total Certificates ...............       41,908      55.0       45,578     59.4         41,885        56.9
                                        -------     -----      -------    -----        -------       -----
Total Deposits ...................      $76,222     100.0%     $75,041    100.0%       $73,611       100.0%
                                        =======     =====      =======    =====        =======       =====

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                 Year Ended December 31,
                                                 -----------------------
                                            1998          1997           1996
                                            ----          ----           ----
                                                  (Dollars in Thousands)

Opening balance...................       $ 75,041      $ 73,611       $ 75,169
Deposits..........................        117,369       108,398         91,640
Withdrawals.......................        119,251       110,169         97,018
Interest credited.................          3,063         3,201          3,820
                                         --------      --------       --------
Ending balance....................       $ 76,222      $ 75,041       $ 73,611
                                         ========      ========       ========

Net increase (decrease)...........       $  1,181        $1,430       $ (1,558)
                                         ========      ========       ========

Percent increase (decrease).......           1.57%         1.94%         (2.07)%
                                         ========      ========       ========

     The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1998.

                                      0.00-         5.00-          6.00-        7.00-     8.00% or                  Percent
                                      4.99%         5.99%          6.99%        7.99%      Greater       Total      of Total
                                      -----         -----          -----        -----      -------       -----      --------
                                                 (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:
-----------------------------

March 31, 1999................        $ 909        $11,511          $41           $--       $187        $12,648       30.18%
June 30, 1999.................        3,263          3,846        1,142           ---        ---          8,251        19.69
September 30, 1999............          ---          3,715          467           ---          1          4,183         9.98
December 31, 1999.............        1,722            813          234           723        ---          3,492         8.33
March 31, 2000................          ---          1,138          ---         1,435        ---          2,573         6.14
June 30, 2000.................           66            639          347         1,583        ---          2,635         6.29
September 31, 2000............          ---            332          935           ---        ---          1,267         3.02
December 31, 2000.............          116            110          462           ---        ---            688         1.64
March 31, 2001................          ---            698          ---           ---        ---            698         1.67
June 30, 2001.................          ---            435           12            13         11            471         1.12
September 30, 2001............          ---            113          192           ---        ---            305         0.73
December 31, 2001.............          ---            123          388            --          5            516         1.23
Thereafter....................          ---          1,241        2,669           165        106          4,181         9.98
                                     ------        -------       ------        ------       ----        -------       ------
  Total.........................     $6,076        $24,714       $6,889        $3,919       $310        $41,908       100.00%
                                     ======        =======       ======        ======       ====        =======       ======
  Percent of total..............      14.50%         58.97%       16.44%         9.35%      0.74%        100.00%
                                     ======        =======       ======        ======       ====        =======

         The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 1998.

                                                Maturity
                                                --------
                                                               Over         Over
                                                3 Months      3 to 6       6 to 12     Over
                                                 or Less      Months       Months    12 months       Total
                                                 -------      ------       ------    ---------       -----
                                                                      (in Thousands)
Certificates of deposit of less than
 $100,000...................................     $10,962      $6,594      $6,362     $11,729       $35,647

Certificates of deposit of $100,000 or
 greater....................................       1,686       1,657       1,313       1,605         6,261
                                                 -------      ------      ------     -------       -------

Total certificates of deposit...............     $12,648      $8,251      $7,675     $13,334       $41,908
                                                 =======      ======      ======     =======       =======


Borrowings

         Although deposits are the bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB of Chicago when they are a less costly source of funds or can be invested at a positive rate of return.

         The Bank obtains advances from the FHLB of Chicago secured by its capital stock in the FHLB of Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by borrowings from any other source. At December 31, 1998, the Bank's FHLB of Chicago advances totalled $34.1 million.

         The following table sets forth certain information regarding borrowings at and for the dates indicated:

                                        At and For the Years Ended December 31,
                                        ---------------------------------------
                                               1998         1997          1996
                                        ---------------------------------------
                                        (Dollars in Thousands)

FHLB of Chicago Advances

Average balance outstanding...............  $ 32,792       28,192        19,776
Maximum amount outstanding at any month
       end during the year................    37,100       34,100        24,100
Balance outstanding at end of year........    34,100       29,100        24,100
Weighted average interest rate during
       the year...........................      5.61%        6.29%         6.86%
Weighted average interest rate at end
       of year............................      5.34%        5.82%         6.49%


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

         At December 31, 1998 North Federal had one active subsidiary, North Financial Corporation, which provides general insurance services to the customers of the Bank. The Bank's investment in its subsidiary was $11,483 at December 31, 1998. For the year ended December 31, 1998, North Financial Corporation had net income of $1,777.



                                   REGULATION

General

         North Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Chicago and is subject to certain limited regulation by the Federal Reserve Board. As the savings and loan holding company of North Federal, the Company also is subject to federal regulation and oversight.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, North Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of North Federal were as of March 31, 1998 and November 10, 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When examinations are conducted by the OTS and the FDIC, the examiners may require an association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1998, the Bank's lending limit under this restriction was $3.3 million. North Federal is in compliance with the loans-to-one-borrower limitation.


Insurance of Accounts and Regulation by the FDIC

         As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take action, and may terminate deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (I.E., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (I.E., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. At December 31, 1998, we were classified as a well-capitalized institution.

         SAIF-insured institutions are also required to pay an assessment for the repayment of interest on obligations issued by a federally chartered corporation to provide financing (AFICO@) for resolving the thrift crisis in the 1980's, in the amount equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to 1.52 basis points for each $100 in domestic deposits. The assessment of SAIF-insured institutions is expected to be reduced to 2.43 basic points for each $100 in domestic deposits no later than January 1, 2000, by which point BIF-insured institutions will participate fully in the FICO bond interest repayment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017.

Regulatory Capital Requirements

         All federally insured savings institutions are required to maintain minimum capital standards, including a tangible capital, a leverage ratio (or core capital) and a risk-based capital. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 1998, the Bank had tangible capital of $12.1 million, or 9.7% of adjusted total assets, which is approximately $10.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institutions supervisory rating. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 1998, North Federal had core capital equal to $12.1 million, or 9.7% of adjusted total assets, which is $8.4 million above the minimum leverage ratio requirement of 3.0% as in effect on that date.

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

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. North Federal had no such exclusions from capital and assets at December 31, 1998.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the Fannie Mae or Freddie Mac.

         On December 31, 1998, North Federal had total capital of $12.3 million (including $12.1 million in core capital and $214,000 in qualifying supplementary capital) and risk-weighted assets of $50.1 million or total capital of 24.6% of risk-weighted assets. This amount was $8.3 million above the 8.0% requirement in effect on that date.

         The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. Submission of a capital restoration plan and various limitations on an institution's growth and operation. In severe cases, the FDIC or the OTS may appoint a conservator or receiver for the institution. The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

Accounting

         An OTS policy statement applicable to all savings associations requires that the investment activities of a savings institution comply with approved and documented investment policies and strategies, and be accounted for in accordance with generally accepted accounting principles. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. North Federal is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than Generally Accepted Accounting Principles, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

         All savings institutions are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701 (a) (19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 1998, the Bank met the test and has always met the test since its effectiveness.

         Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and remains a QTL. If an institution does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If the institutions has not requalified or converted to a national bank within three years after the failure, it must get rid of all investments and stop all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any institution that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the OTS, in connection with the examination of North Federal, to assess the institution's record of meeting the credit needs of its community and to take record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. The Bank received a satisfactory CRA rating on its most recent CRA compliance examination.

Holding Company Regulation

         The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. The Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS.

In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than North Federal or any other SAIF-insured savings association) would generally become subject to additional restrictions.

         If North Federal fails the QTL test, within one year, the Company must register as, and will become subject to, the significant restrictions applicable to bank holding companies.

Federal Securities Law

         The Common Stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally executive officers, directors and 10% or more stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts).

         Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         North Federal is a member of the FHLB of Chicago, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It makes loans to members (I.E., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances must be used to provide funds for residential home financing.

         As a member, North Federal is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1998, the Bank had $1.7 million in FHLB stock, which was in compliance with this requirement.

         For the year ended December 31, 1998, dividends paid by the FHLB of Chicago to North Federal totaled $124,000. The $30,000 dividend received for the quarter ended December 31, 1998 reflects an annualized rate of 6.63%, or 0.37% below the rate for 1997.

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

Recent Tax Legislation Regarding Tax Bad Debt Reserves

         Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using the AExperience Method@ which would be the greater of an amount based on a six-year moving average of the Bank's actual loss experience or an amount which would increase the Bank's reserve for losses on qualifying real property loans to the base year percentage, or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

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

         The amount of additional taxable income created from a nondividend distribution is equal to the lesser of the Bank's base year reserve and supplemental reserve for losses on loans; or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

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

         Elimination of Dividends. Dividends Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from domestic corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Company and the Bank own more than 20% of the stock of a corporation paying a dividend. Under pending legislative proposals, the 70% dividends received deduction would be reduced to 50% with respect to dividends paid after enactment of such legislation.

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

         The Bank attracts all of its deposits through its two offices, primarily from the communities in which those offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, mutual funds and credit unions located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at highly competitive rates, convenient business hours, with interbranch deposit and withdrawal privileges at each and access to automated teller machines.

Employees

         At December 31, 1998, the Company had a total of 37 employees, including two part-time employees. Management considers its employee relations to be excellent.

Executive Officers Who Are Not Directors

         The following is a description of the Company and the Bank's executive officers who are not also directors as of December 31, 1998.

         VICTOR E. CAPUTO - Mr. Caputo, age 54, joined the Bank as Senior Vice President for Operations in January 1995. He was appointed Executive Vice President and Corporate Secretary of the Company and the Bank in April 1995. He was appointed Chief Operating Officer in August 1998. Mr. Caputo formerly was Senior Vice President and Chief Operations Officer of Argo Federal Savings Bank. Mr. Caputo has also served as an audit supervisor at KPMG LLP in Chicago. He has over 25 years experience in the thrift industry. He is a member of the American Institute of Certified Public Accountants, the Financial Managers Society and the Illinois Society of Certified Public Accountants.

         MARTIN W. TROFIMUK - Mr. Trofimuk, age 38, was appointed as Vice President and Treasurer of the Company and the Bank in 1993. Mr. Trofimuk has served in various capacities since joining the Bank in 1985. He is a past President of the Chicago Chapter of the Financial Managers Society and a member of the Institute of Financial Education.

         JOHN K. TAYLOR - Mr. Taylor, age 45, joined the Bank as Loan Department Manager in March 1993. He was promoted to Vice President in April 1994. Mr. Taylor has 18 years of banking experience. He is a graduate of Kelly College, in England and is a member of the Society of Mortgage Professionals. He is also a member of the parish Council and lector of St. Germaine Church in Oak Lawn.

         KARLA A. LAUER - Ms. Lauer, age 31, rejoined the Bank as Vice President in 1997. Ms. Lauer previously worked for the Bank as an Assistant Branch Manager and a New Accounts Officer in 1994 and 1995. Ms. Lauer has served as a Branch Manager for the Harris Bank and for Cragin Federal Savings and Loan Association. She is currently serving as Treasurer for the Old Town Chamber of Commerce.


Item 2.  Description of Property

         The Bank owns its main office building and leases space for its branch office. The Bank also owns a parking lot at 1635 N. Clark St., Chicago, Illinois. As of December 31, 1998, the net book value of the Bank's investment in premises, equipment and leaseholds was approximately $1,020,706.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Page 48 of the Company's 1998 Annual Report to Stockholders is incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Pages 4 through 15 of the Company's 1998 Annual Report to Stockholders are incorporated by reference.

Item 7.  Financial Statements

         Pages 16 through 46 of the Company's 1998 Annual Report to Stockholders are incorporated by reference.

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


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, the Registrant complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K

  (a) Exhibits

                                                                   Reference to
                                                                   Prior Filing
                                                                    or Exhibit
  Regulation                                                          Number
 S-B Exhibit                                                         Attached
   Number                Document                                     Hereto
   ------                --------                                     ------
     2        Plan of acquisition, reorganization, arrangement,         None
              liquidation or succession
     3(I)     Certificate of Incorporation                                *
     3(ii)    By-Laws                                                     *
     4        Instruments defining the rights of holders, including       *
              indentures
     9        Voting trust agreement                                    None
    10.1      1993 Stock Option and Incentive Plan                       ***
    10.2      Recognition and Retention Plan                             ***
    10.3      Supplemental Employee Stock Retirement Plan                 *

    10.4      Form of employment agreement with Mary Ann Hass,            *
              Joseph A. Graber, Victor E. Caputo and Martin W.
              Trofimuk
    11        Statement regarding computation of per share earnings     None
    13        Annual report to security holders                           13
    16        Letter on change in certifying accountant                 None
    18        Letter on change in accounting principles                 None
    21        Subsidiaries of Registrant                                  **
    22        Published report regarding matters submitted to vote      None
    23        Consents of independent accountants                         23
    24        Power of attorney                                     Not required
    27        Financial data schedule                                     27
    28        Information from reports furnished to state insurance     None
              regulatory authorities
    99        Additional exhibits                                   Not required

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

         (b) Reports on Form 8-K

         The Company filed a report on Form 8-K on October 15, 1998 regarding the release of earnings for September 30, 1998 and a quarterly dividend.

                                   SIGNATURES


         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    NORTH BANCSHARES, INC.





                                    By:/s/ Mary Ann Hass
                                    -------------------------------------------
                                    Mary Ann Hass, Chairman
                                    (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Mary Ann Hass                           /s/ James L. Ferstel
-------------------------------------       --------------------------------
Mary Ann Hass, Chairman                     James L. Ferstel, Director


Date:    March 31, 1999                     Date:    March 31, 1999
         --------------                              --------------


/s/ Robert H. Rusher                        /s/ Elmer L.  Hass
-------------------------------------       --------------------------------
Robert H. Rusher, Director                  Elmer L. Hass, Director


Date:    March 31, 1999                     Date:    March 31, 1999
         --------------                              --------------


/s/ Gregory W. Rose                         /s/ Frank J. Donati
-------------------------------------       --------------------------------
Gregory W. Rose, Director                   Frank J. Donati, Director


Date:    March 31, 1999                     Date:    March 31, 1999
         --------------                              --------------


/s/ Joseph A. Graber                        /s/ Martin W. Trofimuk
-------------------------------------       --------------------------------
Joseph A.Graber, President  and Chief       Martin W. Trofimuk,
Executive Officer and Director              Vice President and Treasurer
                                            (Principal Financial and
                                             Accounting Officer)


Date:    March 31, 1999                          Date:    March 31, 1999
         --------------                                   --------------