Form 10QSB
period 1999-03-31
NORTH BANCSHARES INC
filed 1999-05-11
CIK 912623

<PAGE 1>
=============================================================================
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999


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

                         Yes (X)                 No ( )

   As of April 30, 1999, there were 1,252,035 outstanding shares of the Registrant's Common Stock.

   Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

=============================================================================
<PAGE 2>


                                    NORTH BANCSHARES, INC.

                                       Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)
           Item 1. Consolidated Financial Statements                      3
                   Notes to Consolidated Financial Statements             7

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8

Part II - OTHER INFORMATION                                              12
           Item 1. Legal Proceedings                                     12
           Item 6. Exhibits and Reports on Form 8-K                      12

FORM 10-QSB SIGNATURE PAGE                                               13

<PAGE 3>



Part I. Financial Information

Item 1. Consolidated Financial Statements


                                        NORTH BANCSHARES, INC.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                            (UNAUDITED)

ASSETS                                       MARCH 31, 1999   DEC 31, 1998
----------------------------------------------------------------------------
Cash and due from banks                           $   971       $   810
Interest-bearing deposits                           2,047         2,413
Federal funds sold                                  4,344         5,722
Investment in dollar-denominated mutual funds       2,286           801
--------------------------------------------------------------------------
   TOTAL CASH AND CASH EQUIVALENTS                  9,648         9,746

Investment securities available for sale           16,393        14,880
Mortgage-backed securities held to maturity             -         4,478
Mortgage-backed securities available for sale      14,436        10,884
Stock in Federal Home Loan Bank of Chicago          1,855         1,705
Loans receivable, net of allowance for loan
 losses of $214 at March 31, 1999 and
 December 31, 1998                                 82,771        82,123
Accrued interest receivable                           801           849
Premises and equipment, net                         1,013         1,021
Other assets                                          164           146
--------------------------------------------------------------------------
   TOTAL ASSETS                                   127,081       125,832
==========================================================================
LIABLITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
Deposit accounts                                   73,449        76,222
Borrowed funds                                     37,100        34,100
Advance payments by borrowers for
 taxes and insurance                                  666         1,036
Accrued interest payable and other liabilities      1,619         1,152
-------------------------------------------------------------------------
   TOTAL LIABILITIES                              114,066       112,510
-------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value. Authorized
 500,000 shares; none outstanding                       -             -
Common stock, $.01 Par value. Authorized
 3,500,000 shares; issued 1,914,105 shares             19            19
Additional paid-in capital                         13,394        13,437
Retained earnings, substantially restricted        11,165        11,127
Treasury stock at cost (661,990 shares at
 March 31, 1999 and 651,182 shares at
 December 31, 1998)                               (10,762)      (10,664)
Accumulated other comprehensive loss                 (384)         (153)
Common stock acquired by Employee Stock
   Ownership Plan                                    (417)         (444)
--------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                      13,015        13,322
--------------------------------------------------------------------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $127,081      $125,832
==========================================================================


   See accompanying notes to unaudited consolidated financial statements

<PAGE 4>


                                NORTH BANCSHARES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT SHARE DATA)
                                    (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      1999          1998
-----------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                   $1,528        $1,494
  Interest-bearing deposits and federal funds sold       80           116
  Investment securities available for sale              252           383
  Mortgage-backed securities held to maturity             -            96
  Mortgage-backed securities available for sale         230             -
  Investment in mutual funds                             13            31
  Dividends on FHLB stock                                29            29
----------------------------------------------------------------------------
TOTAL INTEREST INCOME                                 2,132         2,149
----------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposit accounts                                      797           819
  Borrowed funds                                        470           421
----------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                1,267         1,240
----------------------------------------------------------------------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES    865           909
PROVISION FOR LOAN LOSSES                                 -             -
----------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     865           909
----------------------------------------------------------------------------
NON-INTEREST INCOME:
  Gain on sale of investment securities
   available for sale, net                               33            40
  Fees and service charges                               77            59
  Other                                                   4             4
----------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                               114           103
----------------------------------------------------------------------------
NON-INTEREST EXPENSE:
  Compensation and benefits                             400           452
  Occupancy expense                                     112           125
  Professional fees                                      43            75
  Data processing                                        51            47
  Advertising and promotion                              23            25
  Federal deposit insurance premium                       9            12
  Other                                                  70            63
---------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                              708           799
---------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                              271           213
INCOME TAX EXPENSE                                       95            58
---------------------------------------------------------------------------
NET INCOME                                              176           155
===========================================================================
EARNINGS PER SHARE:
  Basic                                                 .15           .12
  Diluted                                               .14           .12
===========================================================================
AVERAGE SHARES OUTSTANDING:
  Basic                                           1,204,652     1,272,779
  Diluted                                         1,252,295     1,341,510
===========================================================================


    See accompanying notes to unaudited consolidated financial statements

<PAGE 5>

                               NORTH BANCSHARES, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                           (IN THOUSANDS, EXCEPT SHARE DATA)
                                     (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------

                                                                                                             Accumulated
                                                                         Additional                          other
                                                                Common     paid-in    Retained   Treasury    comprehensive
                                                                stock      capital    earnings     stock     income
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                    $   19      13,767      11,139     (7,706)      (216)

Comprehensive income:
 Net Income                                                          -           -         155          -          -
Change in unrealized loss on
  securities available for sale, net                                 -           -           -          -         (4)

Comprehensive income                                                 -           -           -          -          -

Payment on ESOP loan                                                 -           -           -          -          -
Market adjustment for common ESOP shares                             -          48           -          -          -
Purchase of treasury stock, 173,198 shares                           -           -           -     (3,144)         -
Cash dividend ($.10 per share)                                       -           -        (141)         -          -
Options exercised and reissuance of treasury
 stock, 23,664 shares                                                -        (189)          -        369          -
--------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                                           19       13,626      11,153    (10,481)      (220)
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                        19       13,437      11,127    (10,664)      (153)

Comprehensive loss:
 Net income                                                          -            -         176          -          -
 Change in unrealized loss on
  securities available for sale, net                                 -            -          -          -         (231)

Comprehensive loss                                                   -            -          -          -          -

Payment on ESOP loan                                                 -            -          -          -          -
Market adjustment for common ESOP shares                             -           20          -          -          -
Purchase of treasury stock, 17,308 shares                            -            -          -        (205)
Cash dividend ($.11 per share)                                       -            -       (138)          -
Options exercised and reissuance of
 treasury stock, 6,500 shares                                        -          (63)         -         107          -
-------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                                          $19       13,394     11,165     (10,762)      (384)
-------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
                                                                    Common
                                                                    stock
                                                                    acquired
                                                                    ESOP       Total
-------------------------------------------------------------------------------------
Balance at December 31, 1997                                        (555)      16,448
Comprehensive income:
 Net income                                                            -          155
 Change in unrealized loss on
  securities available for sale, net                                   -           (4)
                                                                               --------
Comprehensive income                                                   -           151

Payment on ESOP loan                                                   27           27
Market adjustment for common ESOP shares                                -           48
Purchase of treasury stock, 173,198                                     -       (3,144)
Cash dividend ($.10 per share)                                          -         (141)
Options exercised and reissuance of
 treasury stock, 23,664 shares                                          -          180
----------------------------------------------------------------------------------------
Balance at March 31, 1998                                            (528)      13,569
----------------------------------------------------------------------------------------

Balance at December 31, 1998                                         (444)      13,322

Comprehensive loss:
 Net income                                                             -          176
 Change in unrealized loss on
  securities available for sale, net                                    -         (231)
                                                                                -------
Comprehensive loss                                                      -          (55)

Payment on ESOP loan                                                   27           27
Market adjustment for common ESOP shares                                -           20
Purchase of treasury stock, 17,308 shares                               -         (205)
Cash dividend ($.11 per share)                                          -         (138)
Options exercised and reissuance of
 treasury stock, 6,500 shares                                           -           44
-----------------------------------------------------------------------------------------------
Balance at March 31, 1999                                            (417)       13,015
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


<PAGE 6>


                                   NORTH BANCSHARES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                      (IN THOUSANDS)

<Cation>


                                             FOR THE THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------------
                                                      1999          1998
---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  176          155
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       24            24
      Deferred loan fees, net of amortization              9             6
      Amortization of premiums and discounts             (43)            1
      ESOP expense                                        47            75
      Gain on sale of investment securities available
        for sale                                         (33)          (40)
      Changes in assets and liabilities:
        Decrease in accrued interest receivable            48          257
        Increase in other assets, net                     (18)        (148)
        Increase in other liabilities                     564          306
-----------------------------------------------------------------------------
Net cash provided by operating activities                 774          636
-----------------------------------------------------------------------------
Cash flows from investing activities:
   Maturities of investment securities available
     for sale                                           2,039         6,730
   Purchase of investment securities available
     for sale                                          (3,987)      (4,912)
   Proceeds from sales of investment securities
     available for sale                                    64          353
   Proceeds from sales of mortgage-backed securities
     available for sale                                   411            -
   Repayment of mortgage-backed securities held
     to maturity                                            -          281
   Repayment of mortgage-backed securities
     available for sale                                   634            -
   Loan originations                                   (5,918)      (5,467)
   Loan repayments                                      5,561        8,716
   Purchase of Federal Home Loan Bank of Chgo Stock      (150)           -
   Purchase of premises and equipment                     (16)           -
----------------------------------------------------------------------------
Net cash (used in) provided by investing activities    (1,662)       5,701
----------------------------------------------------------------------------
Cash flows from financing activities:
   Decrease in deposit accounts                        (1,541)      (1,592)
   Increase in borrowed funds                           3,000            -
   Decrease in advance payments by borrowers for
     taxes and insurance                                 (370)        (447)
   Payment of cash dividend                              (138)        (141)
   Proceeds from stock options exercised                   44          180
   Purchase of treasury stock                            (205)      (3,144)
----------------------------------------------------------------------------
Net cash provided by (used in) financing activities       790      (5,144)
----------------------------------------------------------------------------
Net increase (decrease) in cash and cash
   equivalents                                            (98)       1,193
Cash and cash equivalents at beginning of period        9,746       11,117
----------------------------------------------------------------------------
Cash and cash equivalents at end of period             $9,648       12,310
============================================================================
Supplemental disclosures of cash flow information:
   Cash payments during the period for:
     Interest                                             928          873
     Taxes                                                  -          240
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

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial condition as of March 31, 1999 and results of operations for the three-month periods ended March 31, 1999 and March 31, 1998, but are not necessarily indicative of the results which may be expected for the entire year.

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

------------------------------------------------------------------------------

                                            For the three month periods ended
 (In thousands, except share data)          March 31, 1999    March 31, 1998
------------------------------------------------------------------------------
Numerator:
  Net Income                                      $    176               155
Denominator:
  Basic earnings per share-weighted
   average shares outstanding                    1,204,652         1,272,779
  Effect of dilutive stock options
   outstanding                                      47,643            68,731
  Diluted earnings per share-adjusted
   weighted average shares outstanding           1,252,295         1,341,510
Basic earnings per share                               .15               .12
Diluted earnings per share                             .14               .12
==============================================================================


<PAGE 8>
(4) Comprehensive income

     In fiscal 1998 the Company adopted SFAS No. 130,"Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     The following table sets forth the required disclosures of the reclassification amounts as presented on the statement of changes in stockholders' equity and the related tax effects allocated to each component of other comprehensive income for the periods indicated.


                                       Before         Tax         Net
                                        Tax        (Expense)     of Tax
(In thousands)                         Amount      or Benefit    Amount
-----------------------------------------------------------------------------
Three months ended March 31, 1998
Disclosure of reclassification amount:
Unrealized holding loss on securities
  available for sale arising during
  the period                            $(47)          20         (27)
Less: reclassification adjustment for
  gain on securities available for sale
  included in net income                  40          (17)         23
-----------------------------------------------------------------------------
Change in net unrealized loss on
  securities available for sale          $(7)           3          (4)
-----------------------------------------------------------------------------
Three months ended March 31, 1999
Disclosure of reclassification amount:
Unrealized holding loss on securities
  available for sale arising during
  the period                           $(383)         130        (253)
Less: reclassification adjustment for
  gain on securities available for
  sale included in net income             33          (11)         22
-----------------------------------------------------------------------------
Change in net unrealized loss on
  securities available for sale        $(350)         119        (231)
-----------------------------------------------------------------------------


(5) Stock Repurchase Program

     On January 26, 1999, the Company announced a 50,000 share stock repurchase program. The repurchase program amounts to approximately 4.0% of the outstanding shares of the Company. The Company intends to repurchase shares in open market transactions or in privately negotiated transactions over a one year period. At March 31, 1999, 8,581 shares had been repurchased at an average cost of $11.90 per share. Management continues to believe that stock repurchase programs provide enhanced value to both the Company and its Stockholders.

(6) Dividend Declaration

     On April 16, 1999, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, payable on May 14, 1999 to stockholders of record on April 30, 1999.


<PAGE 9>

(7) Commitments and Contingencies

     At March 31, 1999, the Bank had outstanding commitments to originate mortgage loans in the amount of $1.8 million and unused home equity lines of credit totaling $603,000.


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

     The Company's consolidated results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest paid on deposits and other borrowings and loan loss reserves, and to a lesser degree on non-interest income less non-interest expense and income taxes. The Company's operating expenses consist principally of employee compensation and benefits, occupancy expenses, and other non-interest expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.


FORWARD-LOOKING STATEMENTS

     When used in this 10-QSB, and in other filings by the Company with the SEC, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including, but not limited to, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

<PAGE 10>

     The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

YEAR 2000 READINESS DISCLOSURE

     The Year 2000 issue arises from the inability of some computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

     The comapny utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processor and other software purchased which is operated on in-house personal computers and a wide area network. During 1997, the Company initiated a review and formed a committee to conduct an assessment of all hardware and software systems to assess whether they will function properly in the year 2000. To date, we have not found anything material that would affect the operations of the Company. The vendors who provide mission critical systems have been contacted and indicated that their hardware and software is or will be Year 2000 compliant during the time frames established by our regulators. In house testing of mission critical hardware and software systems is substantially complete. Tests of mission critical systems that are supplied by the Company's third-party data processor, such as deposit, loan, general ledger, item-processing, imaging and telephone banking systems are complete. The results of the tests, using various dates in the year 2000 indicated that all the transactions were processed correctly.

     A contingency plan, which involves processing transactions at the third-party data processors back-up recovery site, disaster recovery programs in the event of electrical failures, manual bookkeeping systems and additional cash requirements is currently being developed by management. The costs associated with the compliance efforts have been approximately $30,000 to date. It is anticipated that total costs will not exceed $40,000 and are not expected to have a significant impact on the Company's ongoing results of operations. However, it is not possible to estimate future costs due to possible loss of electrical power or phone systems and service.


LIQUIDITY AND CAPITAL RESOURCES

     The Banks's primary sources of funds are deposits, borrowings from the FHLB of Chicago, amortization and prepayment of loans and mortgage-backed securities, sales and maturities of investment and mortgage-backed securities and occasionally the use of reverse repurchase agreements. The Bank can also borrow from its correspondent banks. The Bank uses its liquid resources to fund loan commitments, to meet operating expenses, to purchase investment securities and to fund deposit withdrawals. Management believes that loan repayments and the other sources of funds will be adequate to meet the liquidity needs of the Bank.

     The OTS requires minimum levels of liquid assets. OTS regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable accounts and borrowings payable in one year or less. At March 31, 1999, the Bank's liquidity ratio was 8.9% compared with 12.9% at March
31, 1998. The decrease in liquidity was the result of funds reinvested into mortgage loans and mortgage-backed securities from shorter term liquid assets.

     The primary investing activities of the Company are lending on owner occupied and non-owner occupied one-to-four family residential properties, mlti-family residential properties and mixed use properties. Management intends to continue to focus its lending efforts on these types of properties while expanding consumer lending. The Company also purchases U. S. Government securities and to a lesser extent purchases mortgage-backed securities.

     Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a percentage of risk-adjusted assets. At March 31, 1999, the Bank exceeded all of its regulatory capital requirements. At such date, the Bank's tangible capital core capital and risk-based capital of $12.2 million, $12.2 million and $12.4 million, respectively, exceeded the applicable minimum requirements by $10.3 million or 8.1%, $8.4 million or 6.6% and $8.3 million or 16.4%, respectively.

CHANGES IN FINANCIAL CONDITION

     Total assets amounted to $127.1 million at March 31, 1999, an increase of $1.3 million from $125.8 million at December 31, 1998.

     Loans receivable amounted to $82.8 million at March 31, 1999, an increase of $700,000 from $82.1 million at December 31, 1998. The Company originated $5.9 million in mortgage, consumer and commercial loans during the three months ended March 31, 1999. Repayments of loans during the three months ended March 31, 1999 amounted to $5.2 million, primarily attributable to mortgage loan prepayments that occured during the period due to a decline in interest rates.

     Investment securities amounted to $16.4 million at March 31, 1999, an increase of $1.5 million from $14.9 million at December 31, 1998. The increase was primarily attributable to the purchase of short-term investment securities funded by an FHLB advance.

     Mortgage-backed securities available for sale amounted to $14.4 million at March 31, 1999, compared with $10.9 million at december 31, 1998. The increase was primarily attributable to the reclassification of $4.5 million mortgage-backed securities that were previously classified held to maturity. The adoption of SFAS No. 133, "Accounting For Derivative Investments and Hedging Activities," allowed a one-time reclassification of assets. The Company determined that reclassifying assets into an available for sale category provided the Company with the flexibility to reinvest these assets into other categories of assets when appropriate or needed.

     Total deposits amounted to $74.7 million at March 31, 1999, compared with $76.2 million at December 31, 1998. The decrease was primarily attributable to a $3.0 million decrease in certificates of deposit. The majority of the certificates withdrawn were accounts that had been paid a bonus rate of interest and would have renewed at lower rates. These withdrawals were partially offset by a $1.5 million increase in money market and checking accounts. The increase in money market and checking accounts is primarily attributable to promotion of these products. Management expects to attract new customers and experience additional deposit shifting from certificates of deposit to money market deposit accounts and non-interest bearing checking accounts as it continues to promote these products.

     Borrowed funds increased $3.0 million to $37.1 million at March 31, 1999 from $34.1 million at December 31, 1998. A portion of these funds were used to offset the withdrawal of certificates of deposit described above with the balance invested in investment securities available for sale.

     Accrued interest payable and other liabilities amounted to $1.6 milion at March 31, 1999, an increase of $467,000 from $1.2 million at December 31, 1998. The increase is primarily attributable to outstanding checks issued for real estate tax escrow disbursements and accrued interest on certificates of deposit that pay interest once a year in December.

     Stockholders' Equity totaled $13.0 million at March 31, 1999, a decrease of $307,000 from $13.3 million at December 31, 1998. The decrease was primarily attributable to a $231,000 million increase in accumulated other comprehensive loss related to a decrease in the market value of available for sale securities and a $100,000 increase in treasury stock. Retained earnings increased to $11.2 million at March 31, 1999, compared with $11.1 million at December 31, 1998, due to net income partially offset by dividend payments for the quarter.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

     GENERAL. Net income was $176,000 for the three months ended March 31, 1999, an increase of $21,000 or 14%, from $155,000 for the three months ended March 31, 1998. Diluted earnings per share amounted to $.14 for the three months ended March 31, 1999, an increase of $.02 or 17%, from $.12 per share for the three months ended March 31, 1998. The improvement in earnings per share is primarily related to a $91,000 reduction in non-interest expenses and an $11,000 increase in non-interest income, offset by a $44,000 decrease in net interest income and an increase of $37,000 in income tax expense. In addition, there was a decrease in the average number of outstanding shares.

     INTEREST INCOME. Interest income amounted to $2.1 million for the three months ended March 31, 1999 and March 31, 1998. There was a decrease in the annualized yield on average interest-earning assets from 7.27% for the three months ended March 31, 1998 to 6.95% for the three months ended March 31, 1999. The decrease was primarily attributable to higher yielding mortgage loans being prepaid or refinanced at lower rates and higher yielding securities being called prior to maturity dates with the proceeds temporarily invested at lower rates. The reduction in yield was offset by an increase in average interest-earning assets to $122.6 million for the three months ended March 31, 1999, an increase of $4.3 million from $118.3 million for the three months ended March 31, 1998.

     INTEREST EXPENSE. Interest expense amounted to $1.3 million for the three months ended March 31, 1999, compared with $1.2 million for the three months ended March 31, 1998. The annualized average cost of interest-bearing liabilities for the three months ended March 31, 1999 was 4.66%, an improvement from 4.86% for the three months ended March 31, 1998. The improvement was due primarily to a decrease in the average cost of borrowed funds from 5.79% for the three months ended March 31, 1998 to 5.28% for the three months ended March 31, 1999. The average balance of interest-bearing deposit accounts was $73.2 million for the three months ended March 31, 1999, an increase of $200,000 from $73.0 million for the three months ended March 31, 1998. The average balace of borrowed funds was $35.6 million for the three months ended March 31, 1999, an increase of $6.5 million from $29.1 million for the three months ended March 31, 1998.

     PROVISION FOR LOAN LOSSES. The Company did not add to its allowance for loan losses for the three months ended March 31, 1999 or March 31, 1998. The allowance for loan losses was $214,000 at March 31, 1999 and $208,000 at March 31, 1998. The allowance for loan losses amounted to .26% of loans receivable at March 31, 1999 and at March 31, 1998. There was one loan delinquent 90 days or more at March 31, 1999 that amounted to $23,000. No loans were delinquent 90 days or more at March 31, 1998. No loan were in a non-accrual status and no loan losses were incurred during either period. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates, and the view of the regulatory authorities toward reserve levels and inflation.

     NON-INTEREST INCOME. Non-interest income amounted to $114,000 for the three months ended March 31, 1999, an increase of $11,000 from $103,000 for the three months ended March 31, 1998. The increase was attributable to an $18,000 increase in fees and service charges partially offset by a $7,000 decrease in gain on the sale of investment securities available for sale.
The improvement in fees and service charges is related to a greater number of transaction accounts that produce fee income, an increase in the fee structure for money market and checking accounts and increased ATM and debit card fees.

     NON-INTEREST EXPENSE. Non-interest expense decreased by $91,000 to $708,000 for the three months ended March 31, 1999, compared with $799,000 for the three months ended March 31, 1998. The improvement was primarily attributable to a $52,000 decrease in compensation and benefits expense and a $32,000 reduction in professional fees. The reduction in compensation and benefits expense is primarily related to lower payroll and benefits expense. The reduction in professional fees is primarily related to a decline in the number of shareholder proposals and related issues that required review by counsel and accounting fees that were recorded in 1998 related to a stock split.

     INCOME TAX EXPENSE. Income tax expense amounted to $95,000 for the three months ended March 31, 1999, compared with $58,000 for the three months ended March 31, 1998. The effective tax rate amounted to 35.1% for the three months ended March 31, 1999, compared with 27.2% for the three months ended March 31, 1998. The increase is primarily due to increased income before taxes in 1999 and the utilization of capital loss carryforwards in 1998.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the first quarter of the fiscal year beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments embedded in other contracts and to hedging activities. This statement was adopted during the first quarter of 1999 and did not have a material effect on the Company's financial statements.

     In October 1998, FASB issed SFAS No. 134, "Accounting for mortgage-backed securities retained after the securitization of mortgage loans held for sale by a Mortgage Banking Enterprise", which is effective for fiscal years beginning after December 15, 1998. The statement requires that after securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or retained interest based on its ability and intent to sell or hold those investments, as discussed in SFAS 115, "Accounting for Certain Investment in Debt and Equity Securities." The adoption of this statement did not have a material effect on the Company's financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.


          Item 6. Exhibits and Reports on Form 8-K

          (A)  Exhibits:
               EX-27 Financial Data Schedule

          (B) 1. Form 8-K dated January 19, 1999, Registrant issued press release dated January 19, 1999 regarding fourth quarter 1998 earnings and a regular quarterly dividend.
               2. Form 8-K dated January 26, 1999 regarding the completion of a stock repurchase program and the beginning of a new stock repurchase program.


<PAGE 12>


                                                    SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NORTH BANCSHARES,INC.
                                            (Registrant)



Date    May 10, 1999                    /S/ Joseph A. Graber
                                        Joseph A. Graber
                                        President and Chief Executive Officer




Date    May 10, 1999                    /S/ Martin W. Trofimuk
                                        Martin W. Trofimuk
                                        Vice President and
                                        Treasurer