Form 10QSB/A
period 1999-03-31
NORTH BANCSHARES INC
filed 1999-05-14
CIK 912623

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

<PAGE 3>



Part I. Financial Information

Item 1. Consolidated Financial Statements


                                        NORTH BANCSHARES, INC.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                            (UNAUDITED)

ASSETS                                       MARCH 31, 1999   DEC 31, 1998
----------------------------------------------------------------------------
Cash and due from banks                           $   971       $   810
Interest-bearing deposits                           2,047         2,413
Federal funds sold                                  4,344         5,722
Investment in dollar-denominated mutual funds       2,286           801
--------------------------------------------------------------------------
   TOTAL CASH AND CASH EQUIVALENTS                  9,648         9,746

Investment securities available for sale           16,393        14,880
Mortgage-backed securities held to maturity             -         4,478
Mortgage-backed securities available for sale      14,436        10,884
Stock in Federal Home Loan Bank of Chicago          1,855         1,705
Loans receivable, net of allowance for loan
 losses of $214 at March 31, 1999 and
 December 31, 1998                                 82,771        82,123
Accrued interest receivable                           801           849
Premises and equipment, net                         1,013         1,021
Other assets                                          164           146
--------------------------------------------------------------------------
   TOTAL ASSETS                                   127,081       125,832
==========================================================================
LIABLITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
Deposit accounts                                   74,681        76,222
Borrowed funds                                     37,100        34,100
Advance payments by borrowers for
 taxes and insurance                                  666         1,036
Accrued interest payable and other liabilities      1,619         1,152
-------------------------------------------------------------------------
   TOTAL LIABILITIES                              114,066       112,510
-------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value. Authorized
 500,000 shares; none outstanding                       -             -
Common stock, $.01 Par value. Authorized
 3,500,000 shares; issued 1,914,105 shares             19            19
Additional paid-in capital                         13,394        13,437
Retained earnings, substantially restricted        11,165        11,127
Treasury stock at cost (661,990 shares at
 March 31, 1999 and 651,182 shares at
 December 31, 1998)                               (10,762)      (10,664)
Accumulated other comprehensive loss                 (384)         (153)
Common stock acquired by Employee Stock
   Ownership Plan                                    (417)         (444)
--------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                      13,015        13,322
--------------------------------------------------------------------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $127,081      $125,832
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