Form 10QSB
period 1999-06-30
NORTH BANCSHARES INC
filed 1999-08-10
CIK 912623

=============================================================================
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999


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

                         Yes (X)                 No ( )

   As of July 26, 1999, there were 1,239,715 outstanding shares of the Registrant's Common Stock.

   Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

=============================================================================
<PAGE 2>


                                    NORTH BANCSHARES, INC.

                                       Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)
           Item 1. Consolidated Financial Statements                      3
                   Notes to Consolidated Financial Statements             7

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8

Part II - OTHER INFORMATION                                              14
           Item 1. Legal Proceedings                                     14
           Item 4. Submission of Matters to a Vote of Security Holders   14
           Item 5. Recent Development                                    15
           Item 6. Exhibits and Reports on Form 8-K                      15

FORM 10-QSB SIGNATURE PAGE                                               16

<PAGE 3>



Part I. Financial Information

Item 1. Consolidated Financial Statements


                                        NORTH BANCSHARES, INC.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                             (UNAUDITED)

ASSETS                                       JUNE 30, 1998   DEC 31, 1998
--------------------------------------------------------------------------
Cash and due from banks                           $ 1,319       $   810
Interest-bearing deposits                           1,839         2,413
Federal funds sold                                  1,457         5,722
Investment in dollar-denominated mutual funds         410           801
--------------------------------------------------------------------------
   TOTAL CASH AND CASH EQUIVALENTS                  5,025         9,746

Investment securities available for sale           17,990        14,880
Mortgage-backed securities held to maturity             -         4,478
Mortgage-backed securities available for sale      15,587        10,884
Stock in Federal Home Loan Bank of Chicago          1,855         1,705
Loans receivable, net of allowance for loan
 losses of $222 at June 30, 1999 and $208 at
 December 31, 1998                                 85,258        82,123
Accrued interest receivable                           930           849
Premises and equipment, net                         1,029         1,021
Other assets                                          265           146
--------------------------------------------------------------------------
   TOTAL ASSETS                                   127,939       125,832
==========================================================================
LIABLITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
Deposit accounts                                   75,531        76,222
Borrowed funds                                     37,600        34,100
Advance payments by borrowers for
 taxes and insurance                                1,148         1,036
Accrued interest payable and other liabilities      1,580         1,152
-------------------------------------------------------------------------
   TOTAL LIABILITIES                              115,859       112,510
-------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value. Authorized
 500,000 shares; none outstanding                       -             -
Common stock, $.01 Par value. Authorized
 3,500,000 shares; issued 1,914,075 shares             19            19
Additional paid in capital                         13,398        13,437
Retained earnings, substantially restricted        11,177        11,127
Treasury stock at cost (678,040 shares at
 June 30, 1999 and 651,182 shares at
 December 31, 1998)                               (10,977)      (10,664)
Accumulated other comprehensive loss               (1,148)         (153)
Common stock acquired by Employee Stock
   Ownership Plan                                    (389)         (444)
--------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                      12,080        13,322
--------------------------------------------------------------------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $127,939      $125,832
==========================================================================


See accompanying notes to unaudited consolidated financial statements

<PAGE 4>


                                NORTH BANCSHARES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (IN THOUSANDS, EXCEPT SHARE DATA)


                                                     THREE MONTHS ENDED  SIX MONTHS ENDED
                                                           JUNE 30,          JUNE 30,
                                                       1999        1998    1999     1998
------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                   $1,556      $1,463     $3,084  $2,957
  Interest-bearing deposits and federal funds sold       51         135        131     251
  Investment securities available for sale              304         399        556     782
  Mortgage-backed securities held to maturity             -          80          -     176
  mortgage-backed securities available for sale         242           -        472       -
  Investment in mutual funds                              3           9         16      40
  Dividends on FHLB stock                                31          33         60      62
------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                 2,187       2,119      4,319   4,268
------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposit accounts                                      804         798      1,601   1,617
  Borrowed funds                                        507         458        977     879
------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                1,311       1,256      2,578   2,496
------------------------------------------------------------------------------------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES    876         863      1,741   1,772

PROVISION FOR LOAN LOSSES                                 8           -          8       -
------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     868         863      1,733   1,772
------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Gain on sale of securities available for sale          49          20         82      60
  Fees and service charges                               65          66        142     125
  Other                                                   5           5          9       9
------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                               119          91        233     194
------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
  Compensation and benefits                             395         432        795     884
  Occupancy expense                                     107         127        219     252
  Professional fees                                      49          77         92     153
  Data processing                                        52          49        103      96
  Advertising and promotion                              38          39         61      63
  Federal deposit insurance premium                       2          11         11      23
  Other                                                 100          88        170     151
------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                              743         823      1,451   1,622
------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                              244         131        515     344
INCOME TAX EXPENSE                                       94          65        189     123
------------------------------------------------------------------------------------------
NET INCOME                                              150          66        326     221
==========================================================================================
EARNINGS PER SHARE:
  Basic                                                 .12         .05        .27     .18
  Diluted                                               .12         .05        .26     .17
==========================================================================================
AVERAGE SHARES OUTSTANDING:
  Basic                                           1,196,851   1,207,513 1,202,731 1,242,091
  Diluted                                         1,248,706   1,272,066 1,252,032 1,308,002
============================================================================================


See accompanying notes to unaudited consolidated financial statements

<PAGE 5>

                               NORTH BANCSHARES, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               (DOLLARS IN THOUSANDS)
                       SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                    (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------

                                                                                                             Accumulated
                                                                         Additional                          other
                                                                Common     paid-in    Retained   Treasury    comprehensive
                                                                stock      capital    earnings     stock     loss
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                    $   19      13,767      11,139     (7,706)      (216)

Comprehensive income:
 Net Income                                                          -           -         221          -          -
 Change in unrealized loss on securities
  available for sale, net                                            -           -           -          -         38
Comprehensive income                                                 -           -           -          -          -

Payment on ESOP loan                                                 -           -           -          -          -
Market adjustment for common ESOP shares                             -           91          -          -          -
Purchase of treasury stock, 192,948 shares                           -           -           -     (3,478)         -
Cash dividend ($.20 per share)                                       -           -        (270)         -          -
Options exercised and reissuance of treasury
 stock, 27,830 shares                                                -         (200)         -        438          -
--------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                                            19       13,658     11,090    (10,746)      (178)
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                        19       13,437     11,127    (10,664)      (153)

Comprehensive income:
 Net income                                                          -            -        326          -          -
 Change in unrealized loss on securities
  available for sale, net                                            -            -          -          -        (995)
Comprehensive income                                                 -            -          -          -          -

Payment on ESOP loan                                                 -            -          -          -          -
Market adjustment for common ESOP shares                             -           46          -          -          -
Purchase of treasury stock, 36,358 shares                            -            -          -        (470)
Cash dividend ($.22 per share)                                       -            -       (276)          -
Options exercised and reissuance of treasury
 stock, 9,500 shares                                                 -          (85)         -         157          -
-------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                                            19       13,398     11,177     (10,977)    (1,148)
-------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
                                                                    Common
                                                                    stock
                                                                    acquired
                                                                    ESOP      Total
-----------------------------------------------------------------------------------
Balance at December 31, 1997                                        (555)     16,448

Comprehensive income:
 Net income                                                            -         221
 Change in unrealized loss on securities
  available for sale, net                                              -          38
                                                                               -----
Comprehensive income                                                   -         259
Payment on ESOP loan                                                  55          55
Market adjustment for common ESOP shares                               -          91
Purchase of treasury stock, 192,948                                    -      (3,478)
Cash dividend ($.20 per share)                                         -        (270)
Options exercised and reissuance of treasury
 stock, 27,830 shares                                                  -         238
------------------------------------------------------------------------------------
Balance at June 30, 1998                                            (500)     13,343
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                        (444)     13,322

Comprehensive income:
 Net income                                                            -         326
 Change in unrealized loss on securities
  available for sale, net                                              -        (995)
                                                                              -------
Comprehensive income                                                   -        (669)

Payment on ESOP loan                                                  55          55
Market adjustment for common ESOP shares                               -          46
Purchase of treasury stock, 36,358 shares                              -        (470)
Cash dividend ($.22 per share)                                         -        (276)
Options exercised and reissuance of treasury
 stock, 9,500 shares                                                   -          72
-----------------------------------------------------------------------------------------------
Balance at June 30, 1999                                            (389)     12,080
================================================================================================

See accompanying notes to unaudited consolidated financial statements.


<PAGE 6>


                                   NORTH BANCSHARES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                        (UNAUDITED)

<Cation>


                                            FOR THE SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------
                                                        1999          1998
---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $  326           221
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                         54            44
      Deferred loan costs, net of amortization               8             8
      Amortization of premiums and discounts, net          (53)           (4)
      Provision for loan losses                              8             -
      ESOP expense                                         101           146
      Gain on sale of securities available for sale        (82)          (60)
      Changes in assets and liabilities:
       (Increase) decrease in accrued interest receivable  (81)           31
       Increase in other assets, net                      (119)          (35)
       Increase in other liabilities                       996           557
-----------------------------------------------------------------------------
Net cash provided by operating activities                1,158           908
-----------------------------------------------------------------------------
Cash flows from investing activities:
   Maturities of investment securities available
     for sale                                            2,135       10,730
   Purchase of investment securities available
     for sale                                           (6,192)     (17,166)
   Proceeds from sales of investment securities
     and loans available for sale                          255          799
   Purchase of mortgage-backed securities
     available for sale                                 (3,680)           -
   Proceeds from sales of mortgage-backed securities
     available for sale                                  1,713            -
   Repayment of mortgage-backed securities held
     to maturity                                             -          739
   Repayment of mortgage-backed securities available
     for sale                                            1,006            -
   Loan originations                                   (13,745)     (12,983)
   Loan repayments                                      10,594       16,235
   Purchase of Federal Home Loan Bank of Chgo Stock       (150)           -
   Purchase of premises and equipment                      (62)          (1)
----------------------------------------------------------------------------
Net cash used in investing activities                   (8,126)      (1,647)
----------------------------------------------------------------------------
Cash flows from financing activities:
   Decrease in deposit accounts                           (691)      (2,197)
   Increase in borrowed funds                            3,500        5,000
   Increase (decrease) in advance payments by
    borrowers for taxes and insurance                      112          (26)
   Payment of cash dividend                               (276)        (371)
   Proceeds from stock options exercised                    72          270
   Purchase of treasury stock                             (470)      (3,478)
----------------------------------------------------------------------------
Net cash provided (used in) by financing activities      2,247         (765)
----------------------------------------------------------------------------
Net decrease increase in cash and cash equivalents      (4,721)      (1,504)
Cash and cash equivalents at beginning of period         9,746       11,117
----------------------------------------------------------------------------
Cash and cash equivalents at end of period              $5,025        9,613
============================================================================
Supplemental disclosures of cash flow information:
   Cash payments during the period for:
     Interest                                          $1,971        1,530
     Taxes                                                 55          265
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

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial condition as of June 30, 1999 and results of operations for the three and six-month periods ended June 30, 1999 and June 30, 1998, but are not necessarily indicative of the results which may be expected for the entire year.

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

------------------------------------------------------------------------------

                                       For the three months   For the six months
                                          ended June 30,        ended June 30,
(In thoudsands, except share data)         1999       1998       1999       1998
---------------------------------------------------------------------------------
Numerator:
  Net Income                                $150         66       326        221
Denominator:
  Basic earnings per share-weighted
   average shares outstanding          1,196,851  1,207,513  1,202,731  1,242,091
  Effect of dilutive stock options
   outstanding                            51,855     64,553     49,301     65,911
  Diluted earnings per share-adjusted
   weighted average shares outstanding 1,248,706  1,272,066  1,252,032  1,308,002
Basic earnings per share                     .12        .05        .27        .18
Diluted earnings per share                   .12        .05        .26        .17
=================================================================================

<PAGE 8>
(4) Comprehensive income

     The following table sets forth the required disclosures of the reclassification amounts as presented on the statement of changes in stockholders' equity and the related tax effects allocated to each component of other comprehensive income for the periods indicated.


                                                        Before         Tax         Net
                                                        Tax         (Expense)      of Tax
(In thousands)                                          Amount      or Benefit     Amount
------------------------------------------------------------------------------------------
Three months ended June 30, 1998
Disclosure of reclassification amount:
Unrealized holding gain on securities available
 for sale arising during the period                      $(80)         29         (51)
Less: reclassification adjustment for gain on
 securities available for sale included in net income      20          (3)         17
----------------------------------------------------------------------------------------
Change in net unrealized gain on securities
 available for sale                                      $(60)         26         (34)
----------------------------------------------------------------------------------------
Three months ended June 30, 1999
Disclosure of reclassification amount:
Unrealized holding loss on securities available
 for sale arising during the period                   $(1,205)        409         (796)
Less: reclassification adjustment for gain on
 securities available for sale included in net income      49         (17)          32
----------------------------------------------------------------------------------------
Change in net unrealized loss on securities
 available for sale                                   $(1,156)        392         (764)
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

Six months ended June 30, 1998
Disclosure of reclassification amount:
Unrealized holding gain on securities available
 for sale arising during the period                     $ 127         (49)         78
Less: reclassification adjustment for gain on
 securities available for sale included in net income     (60)         20         (40)
----------------------------------------------------------------------------------------
Change in net unrealized gain on securities
 available for sale                                     $  67         (29)         38
----------------------------------------------------------------------------------------
Six months ended June 30, 1999
Disclosure of reclassification amount:
Unrealized holding loss on securities available
 for sale arising during the period                    $(1,589)        540       (1,049)
Less: reclassification adjustment for gain on
 securities available for sale included in net income       82         (28)          54
----------------------------------------------------------------------------------------
Change in net unrealized loss on securities
 available for sale                                    $(1,507)         512        (995)
----------------------------------------------------------------------------------------


(5) Stock Repurchase Program

     On January 26, 1999, the Company announced a 50,000 share stock repurchase program. The repurchase program amounts to approximately 4.0% of the outstanding shares of the Company. The Company intends to repurchase shares in open market transactions or in privately negotiated transactions over a one year period. At June 30, 1999, 27,631 shares had been repurchsed at an average cost of $13.02 per share. Management continues to believe that stock repurchase programs are an effective capital management tool and provide enhanced value to both the Company and its stockholders.

<PAGE 9>

(6) Dividend Declaration

     On July 15, 1999, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, payable on August 16, 1999 to stockholders of record on August 2, 1999.

(7) Commitments and Contingencies

     At June 30, 1999, the Bank had outstanding commitments to originate mortgage loans in the amount of $1.0 million and unused equity lines of credit totaling $788,000.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The primary business of the Company is that of an independent community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public or borrows funds and uses such funds to originate or acquire one-to-four family residential mortgages, loans secured by small apartment buildings or mixed use properties, commercial loans and equity lines of credit secured by real estate. The Company also invests in federal agency mortgage-backed securities, U. S. Government and agency securities, investment grade securities, common stocks of other financial institutions and money market accounts.

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


YEAR 2000 READINESS DISCLOSURES

     The Year 2000 issue arises from the inability of some computer sustems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millenium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

<PAGE 10>

     The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processor and other software purchased which is operated on in-house personal computers and a wide area network. During 1997, the Company initiated a review and formed a committee to conduct an assessment of all hardware and software systems to assess whether they will function properly in the year 2000. To date, we have not found anything material that would affect the operations of the Company. The vendors who supply mission critical systems have been contacted and indicated that their hardware and software is or will be Year 2000 compliant during the time frames established by our regulators.
In house testing of mission critical hardware and software systems are complete. Tests of mission critical systems that are supplied by the Company's third party data processor, such as deposit, loan, general ledger, item processing, imaging and telephone banking systems are complete. The results of the tests, using various dates in the year 2000 indicated that all the transactions tested were processed correctly. Additional tests will be conducted in July 1999.

     A contingency plan, which involves processing transactions at the third-party data processors back-up recovery site, disaster recovery programs in the event of electrical failures, manual bookkeeping systems and additional cash requirements is being implemented by management. The costs associated with the compliance efforts have been approximately $40,000 to date. It is anticipated that total costs will not exceed $45,000 and are not expected to have a significant impact on the Company's ongoing results of operations. However, it is not possible at this time to estimate future costs due to possible loss of electrical power or phone systems and service.

LIQUIDITY AND CAPITAL RESOURCES

     The Banks's primary sources of funds are deposits, borrowings from the FHLB of Chicago, amortization and prepayment of loans and mortgage-backed securities, sales and maturities of other investment securities and occasionally the use of reverse repurchase agreements. The Bank can also borrow from its correspondent banks and it has access to the wholesale deposit market. The Bank uses its liquid resources to fund loan commitments, to meet operating expenses, to make investments and to fund deposit withdrawals. Management believes that loan repayments and these other sources of funds will be adequate to meet the liquidity needs of the Bank.

     The OTS requires minimum levels of liquid assets. OTS regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable accounts and borrowings payable in one year or less. At June 30, 1999, the Bank's liquidity ratio was 4.6% compared with 11.6% for the quarter ended June 30, 1998. The decrease in liquidity was the result of funds reinvested into higher-yielding mortgage loans, investment securities and mortgage-backed securities from shorter term liquid assets in an effort to increase the return on interest-earning assets.

     The primary investing activities of the Company are lending on owner occupied and non-owner occupied one-to four-family residential properties, multi-family residential properties and mixed use properties. Management intends to continue to focus its lending efforts on these types of properties while expanding consumer and commercial lending. The Company also purchases agency mortgage-backed securities and U.S. government agency securities.

     Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a percentage of risk-adjusted assets. At June 30, 1999, the Bank exceeded all of its minimum regulatory capital standards. At such date, the Bank's tangible capital, core capital and risk-based capital of $12.2 million, $12.2 million and $12.4 million, respectively, exceeded the applicable minimum requirements by $10.3 million or 8.0%, $8.3 million or 6.5% and $8.3 million or 15.8%, respectively.

<PAGE 11>

CHANGES IN FINANCIAL CONDITION

     Total assets were $127.9 million at June 30, 1999, an increase of $2.1 million from $125.8 million at December 31, 1998. The increase was primarily attributable to a $6.3 million increase in net loans receivable and investment securities available for sale partially offset by a $4.7 million decrease in cash and cash equivalents.

     Net loans receivable amounted to $85.3 million at June 30, 1999, an increase of $3.2 million from $82.1 million at December 31, 1998. The increase was due primarily to $2.5 million in multi-family, commercial real estate loans and equity lines of credit closed during the period. The Company originated $13.7 million in mortgage, consumer and commercial real estate loans during the six months ended June 30, 1999.

     Investment securities available for sale amounted to $18.0 million at June 30, 1999, an increase of $3.1 million from $14.9 million at December 31, 1998. The increase was primarily attributable to the reallocation of shorter term liquid assets into intermediate and long term investment securities.

     Mortgage-backed securities available for sale amounted to $15.6 million at June 30, 1999 compared with $10.9 million at December 31, 1998. The increase was due primarily to the reclassification of $4.5 million mortgage-backed securities that were previously classified held to maturity. The early adoption of SFAS No. 133, "Accounting For Derivative Investments and Hedging Activities," allowed a one-time reclassification of certain investment securities. The Company determined that reclassifying assets into an available for sale category provided the Company with the flexibility to reinvest these assets into other categories of assets when appropriate or needed.

     Total deposits amounted to $75.5 million at June 30, 1999 compared with $76.2 million at December 31, 1998. The $700,000 decrease was primarily attributable to a $4.5 million decrease in certificates of deposit. The majority of the certificates withdrawn were accounts that had been paid a bonus rate of interest and would have renewed at lower rates. These withdrawals were partially offset by a $3.8 million increase in money market and checking accounts. The increase in money market and checking accounts is primarily attributable to promotion of these products. Management expects to attract new customers and experience additional deposit shifting from certificates of deposit to money market deposit accounts and non-interest bearing checking accounts as it contines to promote these products and places less emphasis on retail certificates of deposit as a funding source.

     Borrowed funds increased $3.5 million to $37.6 million at June 30, 1999 from $34.1 million at December 31, 1998. The additional borrowings were used to partially fund new loan originations during the period.

     Stockholders' Equity totaled $12.1 million at June 30, 1999 compared with $13.3 million at December 31, 1998. The decrease was primarily attributable to a $995,000 increase in accumulated other comprehensive loss related to an increase in medium and long term interest rates and their effect on the market value of the available for sale securities portfolio. Retained earnings increased $50,000 to $11.2 million at June 30, 1999. The increase was attributable to $326,000 in net income partially offset by $276,000 in dividend payments. Treasury Stock increased $313,000 from $10.7 million at December 31, 1998 to $11.0 million at June 30, 1999. The increase in treasury stock was attributable to $470,000 in stock repurchases partially offset by $157,000 in stock options exercised.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     GENERAL. Net income was $150,000 for the three months ended June 30, 1999, an increase of $84,000 or 127%, from $66,000 for the three months ended June 30, 1998. Diluted earnings per share amounted to $.12 for the three months ended June 30, 1999, an increase of $.07 or 140%, from $.05 per share for the three months ended June 30, 1998. The improvement in earnings per shares is related to an $80,000 reduction in non-interest expenses, a $28,000 increase in non-interest income and a $13,000 increase in net interest income. These improvements were offset by a $29,000 increase in income tax expense and an $8,000 increase in the provision for loan losses.

<PAGE 12>

     INTEREST INCOME. Interest income increased $68,000 and amounted to $2.2 million for the three months ended June 30, 1999 compared with $2.1 million for the three months ended June 30, 1998. The increase was primarily attributable to a $6.7 million increase in the average interest-earning assets to $125.3 million for the three months ended June 30, 1999 from $118.6 million for the three months ended June 30, 1998. The increase was primarily attributable to a reallocation of liquid assets into higher yielding intermediate and longer term assets. This increase was partially offset by a decrease in the annualized average yield on interest-earning assets from 7.15% for the three months ended June 30, 1998 to 6.98% for the three months ended June 30, 1999. The decrease in the annualized yield was primarily attributable to higher yielding mortgage loans being prepaid or refinanced at lower rates with the proceeds temporarily reinvested at lower rates.

     INTEREST EXPENSE. Interest expense increased by $55,000 and remained steady at $1.3 million for the three months ended June 30, 1999 and June 30, 1998. The annualized average cost of interest-bearing liabilities for the three months ended June 30, 1999 was 4.72%, an improvement from 4.82% for the three months ended June 30, 1998. The improvement was due primarily to a decrease in the average cost of certificates of deposit from 5.66% for the three months ended June 30, 1998 to 5.33% for the three months ended June 30, 1999. The average balance of interest-bearing deposit accounts was $73.3 million for the three months ended June 30, 1999, an increase of $1.9 million from $71.4 million for the three months ended June 30, 1998. The average balance of borrowed funds was $37.7 million for the three months ended June 30, 1999, an increase of $4.8 million from $32.9 million for the three months ended June 30, 1998. This increase was partially offset by a decrease in the average cost of borrowed funds from 5.58% for the three months ended June 30, 1998 to 5.38% for the three months ended June 30, 1999.

     PROVISION FOR LOAN LOSSES. The Company added $8,000 to its allowance for loan losses for the three months ended June 30, 1999 compared with no addition for the three months ended June 30, 1998. The allowance for loan losses was $222,000 at June 30, 1999 and $208,000 at June 30, 1998. The allowance for loan losses amounted to .26% of loans receivable at June 30, 1999 and at June 30, 1998. There were no loans delinquent 90 days or more at June 30, 1999 or at June 30, 1998. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates, and the view of the regulatory authorities toward reserve levels and inflation.

     NON-INTEREST INCOME. Non-interest income amounted to $119,000 for the three months ended June 30, 1999, an increase of $28,000 from $91,000 for the three months ended June 30, 1998. The increase was primarily attributable to a $29,000 increase in gain on the sale of investment securities available for sale.

     NON-INTEREST EXPENSE. Non-interest expense amounted to $743,000 for the three months ended June 30, 1999 compared with $823,000 for the three months ended June 30, 1998. The $80,000 improvement was primarily attributable to a $37,000 decrease in compensation and benefits expense and a $28,000 reduction in professional fees. The reduction is compensation and benefits expense is primarily related to lower payroll and benefits expense due to a reduction in staff. The reduction in professional fees is primarily related to a decline in the number of shareholder proposals and related issues that required review by counsel and a reduction in tax accounting expense.

     INCOME TAX EXPENSE. Income tax expense amounted to $94,000 for the three months ended June 30, 1999, compared with $65,000 for the three months ended June 30, 1998. The increase in income tax expense was primarily due to an increase in taxable income.

<PAGE 13>

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998.

     GENERAL. Net income amounted to $326,000 for the six months ended June 30, 1999, an increase of $105,000, or 48%, from $221,000 for the six months ended June 30, 1998. Diluted earnings per share amounted to $.26 for the six months ended June 30, 1999, an increase of $.09 or 53%, from $.17 per share for the six months ended June 30, 1998. The increase was primarily attributable to a $171,000 reduction in non-interest expense and a $39,000 increase in non-interest income partially offset by a $66,000 increase in income tax expense. The decrease in non-interest expense is primarily related to reduced compensation and benefits expense and a decrease in professional fees.

     INTEREST INCOME. Interest income increased $51,000 and amounted to $4.3 million for the six months ended June 30, 1999 and June 30, 1998. The increase was primarily attributable to an increase in average interest-earning assets to $124.0 million for the six months ended June 30, 1999 from $118.9 million for the six months ended June 30, 1998. The increase was primarily attributable to a reallocation of liquid assets into higher yielding intermediate and longer term assets. The increase was partially offset by a decline in the annualized yield on average interest-earning assets to 6.97% for the nine months ended June 30, 1999 from 7.18% for the six months ended June 30, 1998. The decrease in the annualized yield was primarily attributable to higher yielding mortgage loans being prepaid or refinanced at lower rates with the proceeds temporarily reinvested at lower rates.

     INTEREST EXPENSE. Interest expense amounted to $2.6 million for the six months ended June 30, 1999, an increase of $82,000 from $2.5 million for the six months ended June 30, 1998. The increase was primarily attributable to a $6.4 million increase in the average balance of interest-bearing liabilities to $109.9 million for the six months ended June 30, 1999 from $103.5 million for the six months ende June 30, 1998. This increase was partially offset by a decrease in the average cost of interest-bearing liabilities to 4.69% for the six months ended June 30, 1999 from 4.82% for the six months ended June 30, 1998 due to a shift from higher cost certificates of deposit to money market deposit accounts. The improvement in the average cost of interest-bearing liabilities was due primarily to an improvement in the average cost of certificates of depsoit to 5.36% for the six months ended June 30, 1999 from 5.67% for the six months ended June 30, 1998. In addition, the cost of borrowed funds improved to 5.34% for the six months ended June 30, 1999 from 5.63% for the six months ended June 30, 1998.

     PROVISION FOR LOAN LOSSES. The Company added $8,000 to its allowance for loan losses for the six months ended June 30, 1998 compared with no addition for the six months ended June 30, 1998. The allowance for loan losses was $222,000 at June 30, 1999 and $208,000 at June 30, 1998. The allowance for loan losses amounted to .26% of loans receivable at June 30, 1999 and June 30 , 1998. There were no loans delinquent 90 days or more at June 30, 1999 or at June 30, 1998. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward reserve levels and inflation.

     NON-INTEREST INCOME. Non-interest income amounted to $233,000 for the six months ended June 30, 1999, an improvement of $39,000 from $194,000 for the six months ended June 30, 1998. The increase was primarily attributable to a $22,000 increase gain on the sale of securities available for sale and a $17,000 increase in fees and service charges. The improvement in fees and service charges is related to a greater number of transaction accounts in 1999 that produce fee income.

     NON-INTEREST EXPENSE. Non-interest expense amounted to $1.4 million for the six months ended June 30, 1999, a decrease of $171,000 from $1.6 million for the six months ended June 30, 1998. The decrease was primarily attributable to an $89,000 decrease in compensation and benefits expense related to lower payroll and benefits expense due to a reduction in staff.
In addition, there was a decrease of $61,000 in professional fees primarily related to a number of shareholders proposals and related issues that required review by counsel and a reduction in tax accounting expense.

     INCOME TAX EXPENSE. Income tax expense amounted to $189,000 for the six months ended June 30, 1999, an increase of $66,000 from $123,000 for the six months ended June 30, 1998. The increase was primarily attributable to an increase in taxable income. The effective tax rate was 36.7% for the six months ended June 30, 1999 compared with 35.8% for the six months ended June 30, 1998.

<PAGE 14>
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND OTHER REGULATORY ISSUES

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." On July 7, 1999, the FASB delayed implementation of SFAS No. 133 until the fiscal year beginning after June 15, 2000 by issuing FASB Statement 137. The statement establishes accounting and reporting standards for derivative instruments embedded in other contracts and to hedging activities. This statement was adopted early during the first quarter of 1999 and did not have a material effect on the Company's financial statements when adopted.

     In October 1998, FASB issued SFAS No. 134, "Accounting for mortgage-backed securities retained after the securitization of mortgage loans held for sale by a Mortgage Banking Enterprise", which is effective for fiscal years beginning after December 15, 1998. The statement requires that after securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or retained interest based on its ability and intent to sell or hold those investments, as discussed in SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this statement did not have an effect on the Company's financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     There are no pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 4. Submission of Matters to a Vote of Security Holders.

     On April 28, 1999, the annual meeting of stockholders was held. At the meeting, Robert H. Rusher, Elmer L. Hass and Frank J. Donati were elected to serve as directors with terms expiring in 2002. Continuing on as directors were James L. Ferstel and Gregory W. Rose, whose terms will expire in 2000 and Mary Ann Hass and Joseph A. Graber whose terms will expire in 2001. The stockholders ratified the appointment KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 1999. The stockholders rejected a stockholder proposal concerning the creation of a special committee of the Company's Board of Directors.

     The voting on each item presented at the annual meeting was as follows:

     Election of Directors      For       Withheld
     ---------------------      ---       --------
     Robert H. Rusher           986,445   216,612
     Elmer L. Hass              976,995   226,062
     Frank J. Donati            994,095   208,962

     Ratification of the
     appointment of KPMG LLP
     as the Company's auditors                               Broker
     for the fiscal year ending  For      Against   Abstain  Non-votes
     December 31, 1999           ---      -------   -------  ---------
                                1,177,252  23,848     1,957    None

     The creation of a special
     committee of the board
     of directors                 364,201  718,104    8,309   112,443

<PAGE 15>

Item 5. Recent Development

        On July 9, 1999, the Company terminated it relationship with Harris Trust and Savings Bank as its Registrar and Transfer Agent. The Company's new Registrar and Transfer agent is LaSalle Bank, N.A.. The address for LaSalle Bank, N.A. is 135 South LaSalle Steet, Chicago, Illinois 60603.

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits:
     EX-27 Financial Data Schedule

(B) 1. Form 8-K dated April 16, 1999, Registrant issued press release dated April 16, 1999 regarding first quarter 1999 earnings and a regular quarterly dividend.

<PAGE 16>


                                                    SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              NORTH BANCSHARES,INC.
                                                  (Registrant)



Date    August 10, 1999                        /S/ Joseph A. Graber
        ---------------                        --------------------
                                               Joseph A. Graber
                                               President and
                                               Chief Executive Officer



Date    August 10, 1999                        /S/ Martin W. Trofimuk
        ---------------                        ----------------------
                                               Martin W. Trofimuk
                                               Vice President and
                                               Treasurer