Form 10QSB
period 1999-09-30
NORTH BANCSHARES INC
filed 1999-11-09
CIK 912623

=============================================================================
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999


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

                         Yes (X)                 No ( )

   As of October 31, 1999, there were 1,231,212 outstanding shares of the Registrant's Common Stock.

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

<PAGE 3>



Part I. Financial Information

Item 1. Consolidated Financial Statements


                                        NORTH BANCSHARES, INC.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                             (UNAUDITED)

ASSETS                                       SEPT 30, 1999   DEC 31, 1998
--------------------------------------------------------------------------
Cash and due from banks                           $ 1,367       $   810
Interest-bearing deposits                           2,297         2,413
Federal funds sold                                  1,097         5,722
Investment in dollar-denominated mutual funds          97           801
--------------------------------------------------------------------------
   TOTAL CASH AND CASH EQUIVALENTS                  4,858         9,746

Investment securities available for sale           17,023        14,880
Mortgage-backed securities held to maturity             -         4,478
Mortgage-backed securities available for sale      14,698        10,884
Stock in Federal Home Loan Bank of Chicago          1,955         1,705
Loans receivable, net of allowance for loan
 losses of $231 at Septmeber 30, 1999 and $214
 at December 31, 1998                              90,156        82,123
Accrued interest receivable                           896           849
Premises and equipment, net                         1,028         1,021
Other assets                                           83           146
--------------------------------------------------------------------------
   TOTAL ASSETS                                   130,697       125,832
==========================================================================
LIABLITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
Deposit accounts                                   75,478        76,222
Borrowed funds                                     41,100        34,100
Advance payments by borrowers for
 taxes and insurance                                1,621         1,036
Accrued interest payable and other liabilities      1,155         1,152
-------------------------------------------------------------------------
   TOTAL LIABILITIES                              119,354       112,510
-------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value. Authorized
 500,000 shares; none outstanding                       -             -
Common stock, $.01 Par value. Authorized
 3,500,000 shares; issued 1,914,075 shares             19            19
Additional paid in capital                         13,373        13,437
Retained earnings, substantially restricted        11,132        11,127
Treasury stock at cost (682,860 shares at
 September 30, 1999 and 651,182 shares at
 December 31, 1998)                               (11,025)      (10,664)
Accumulated other comprehensive loss               (1,795)         (153)
Common stock acquired by Employee Stock
   Ownership Plan                                    (361)         (444)
--------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                      11,343        13,322
--------------------------------------------------------------------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $130,697      $125,832
==========================================================================


See accompanying notes to unaudited consolidated financial statements

<PAGE 4>


                                NORTH BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                    (UNAUDITED)

                                                     THREE MONTHS ENDED  NINE MONTHS ENDED
                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                       1999        1998    1999     1998
------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                   $1,611      $1,452     $4,695  $4,409
  Interest-bearing deposits and federal funds sold       32         113        163     364
  Investment securities available for sale              304         480        860   1,262
  Mortgage-backed securities held to maturity             -          88          -     264
  mortgage-backed securities available for sale         241           1        713       1
  Investment in mutual funds                              6           7         22      47
  Dividends on FHLB stock                                34          32         94      94
------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                 2,228       2,173      6,547   6,441
------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposit accounts                                      797         823      2,398   2,440
  Borrowed funds                                        526         475      1,503   1,354
------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                1,323       1,298      3,901   3,794
------------------------------------------------------------------------------------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES    905         875      2,646   2,647

PROVISION FOR LOAN LOSSES                                 9           -         17       -
------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     896         875      2,629   2,647
------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Gain (loss) on sale of securities available for sale  (15)         23         75      81
  Gain on sale of loans held for sale                     -           1          -       3
  Other than temporary decline in value of securities
    available for sale                                  (24)          -        (32)      -
  Fees and service charges                               73          69        215     194
  Other                                                   4           6         13      15
------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                38          99        271     293
------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
  Compensation and benefits                             409         428      1,204   1,312
  Occupancy expense                                     106         122        325     374
  Professional fees                                      39          52        131     205
  Data processing                                        53          48        156     144
  Advertising and promotion                              49          50        110     113
  Federal deposit insurance premium                      23          12         34      35
  Other                                                  85          85        255     236
------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                              764         797      2,215   2,419
------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                              170         177        685     521
INCOME TAX EXPENSE                                       78          64        267     186
------------------------------------------------------------------------------------------
NET INCOME                                               92         113        418     335
==========================================================================================
EARNINGS PER SHARE:
  Basic                                                 .08         .09        .35     .27
  Diluted                                               .07         .09        .34     .26
==========================================================================================
AVERAGE SHARES OUTSTANDING:
  Basic                                           1,188,241   1,207,344 1,200,516 1,232,833
  Diluted                                         1,236,616   1,267,476 1,247,372 1,301,197
============================================================================================


See accompanying notes to unaudited consolidated financial statements

<PAGE 5>

                               NORTH BANCSHARES, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               (DOLLARS IN THOUSANDS)
                     NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                    (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------

                                                                                                             Accumulated
                                                                         Additional                          other
                                                                Common     paid-in    Retained   Treasury    comprehensive
                                                                stock      capital    earnings     stock     loss
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                    $   19      13,767      11,139     (7,706)      (216)

Comprehensive income:
 Net Income                                                          -           -         335          -          -
 Change in unrealized loss on securities
  available for sale, net                                            -           -           -          -        (40)
Comprehensive income                                                 -           -           -          -          -

Payment on ESOP loan                                                 -           -           -          -          -
Market adjustment for common ESOP shares                             -         119           -          -          -
Purchase of treasury stock, 194,948 shares                           -           -           -     (3,656)         -
Cash dividend ($.30 per share)                                       -           -        (397)         -          -
Options exercised and reissuance of treasury
 stock, 46,402 shares                                                -        (384)          -        745          -
--------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                                       19      13,502      11,077    (10,617)      (256)
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                        19       13,437     11,127    (10,664)      (153)

Comprehensive income:
 Net income                                                          -            -        418          -          -
 Change in unrealized loss on securities
  available for sale, net                                            -            -          -          -     (1,642)
Comprehensive income                                                 -            -          -          -          -

Payment on ESOP loan                                                 -            -          -          -          -
Market adjustment for common ESOP shares                             -           73          -          -          -
Purchase of treasury stock, 48,178 shares                            -            -          -        (630)
Cash dividend ($.33 per share)                                       -            -       (413)          -
Options exercised and reissuance of treasury
 stock, 16,500 shares                                                -         (137)         -         269          -
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                                       19       13,373     11,132     (11,025)    (1,795)
-------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
                                                                    Common
                                                                    stock
                                                                    acquired
                                                                    ESOP      Total
-----------------------------------------------------------------------------------
Balance at December 31, 1997                                        (555)     16,448

Comprehensive income:
 Net income                                                            -         335
 Change in unrealized loss on securities
  available for sale, net                                              -         (40)
                                                                               -----
Comprehensive income                                                   -         295
Payment on ESOP loan                                                  83          83
Market adjustment for common ESOP shares                               -         119
Purchase of treasury stock, 194,948                                    -      (3,656)
Cash dividend ($.30 per share)                                         -        (397)
Options exercised and reissuance of treasury
 stock, 46,402 shares                                                  -         361
------------------------------------------------------------------------------------
Balance at September 30, 1998                                       (472)     13,253
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                        (444)     13,322

Comprehensive income:
 Net income                                                            -         418
 Change in unrealized loss on securities
  available for sale, net                                              -      (1,642)
                                                                              -------
Comprehensive income                                                   -      (1,224)

Payment on ESOP loan                                                  83          83
Market adjustment for common ESOP shares                               -          73
Purchase of treasury stock, 48,178 shares                              -        (630)
Cash dividend ($.33 per share)                                         -        (413)
Options exercised and reissuance of treasury
 stock, 16,500 shares                                                  -         132
-----------------------------------------------------------------------------------------------
Balance at September 30, 1999                                       (361)     11,343
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


<PAGE 6>


                                   NORTH BANCSHARES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                        (UNAUDITED)

<Cation>


                                            FOR THE NINE MONTHS ENDED SEPT 30,
---------------------------------------------------------------------------------
                                                        1999          1998
---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $  418           335
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                         73            66
      Deferred loan costs, net of amortization              15           (64)
      Amortization of premiums and discounts, net           (3)         (121)
      Provision for loan losses                             17             -
      ESOP expense                                         156           202
      Gain on sale of securities available for sale        (75)          (84)
      Changes in assets and liabilities:
       Decrease (increase) in accrued interest receivable  (47)          181
       Decrease (increase) in other assets, net             63           (63)
       Increase in other liabilities                     1,011         2,370
-----------------------------------------------------------------------------
Net cash provided by operating activities                1,628         2,822
-----------------------------------------------------------------------------
Cash flows from investing activities:
   Maturities of investment securities available
     for sale                                            2,135       17,730
   Purchase of investment securities available
     for sale                                           (6,192)     (24,610)
   Proceeds from sales of investment securities
     and loans available for sale                          255        5,386
   Proceeds from sales of loans held for sale                -          233
   Purchase of mortgage-backed securities
     available for sale                                 (3,680)       5,000
   Proceeds from sales of mortgage-backed securities
     available for sale                                  2,005            -
   Repayment of mortgage-backed securities held
     to maturity                                             -        1,082
   Repayment of mortgage-backed securities available
     for sale                                            1,426            -
   Loan originations                                   (22,027)     (20,691)
   Loan repayments                                      13,962       21,298
   Purchase of Federal Home Loan Bank of Chgo Stock       (250)           -
   Purchase of premises and equipment                      (80)         (36)
----------------------------------------------------------------------------
Net cash used in investing activities                  (12,446)      (4,608)
----------------------------------------------------------------------------
Cash flows from financing activities:
   Decrease in deposit accounts                           (744)      (1,699)
   Increase in borrowed funds                            7,000        5,000
   Increase (decrease) in advance payments by
    borrowers for taxes and insurance                      585         (667)
   Payment of cash dividend                               (413)        (397)
   Proceeds from stock options exercised                   132          361
   Purchase of treasury stock                             (630)      (3,656)
----------------------------------------------------------------------------
Net cash provided (used in) by financing activities      5,930       (1,058)
----------------------------------------------------------------------------
Net decrease increase in cash and cash equivalents      (4,888)      (2,844)
Cash and cash equivalents at beginning of period         9,746       11,117
----------------------------------------------------------------------------
Cash and cash equivalents at end of period              $4,858        8,273
============================================================================
Supplemental disclosures of cash flow information:
   Cash payments during the period for:
     Interest                                          $3,078        2,509
     Taxes                                                105          315
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

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial condition as of September 30, 1999 and results of operations for the three and six-month periods ended September 30, 1999 and September 30, 1998, but are not necessarily indicative of the results which may be expected for the entire year.

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

------------------------------------------------------------------------------

                                       For the three months   For the nine months
                                        ended September 30,   ended September 30,
(In thoudsands, except share data)         1999       1998       1999       1998
---------------------------------------------------------------------------------
Numerator:
  Net Income                                $ 92        113       418        335
Denominator:
  Basic earnings per share-weighted
   average shares outstanding          1,188,241  1,207,344  1,200,516  1,232,833
  Effect of dilutive stock options
   outstanding                            48,375     60,132     46,856     68,364
  Diluted earnings per share-adjusted
   weighted average shares outstanding 1,236,616  1,267,476  1,247,372  1,301,197
Basic earnings per share                     .08        .09        .35        .27
Diluted earnings per share                   .07        .09        .34        .26
=================================================================================

<PAGE 8>
(4) Comprehensive income

     The following table sets forth the required disclosures of the reclassification amounts as presented on the statement of changes in stockholders' equity and the related tax effects allocated to each component of other comprehensive income for the periods indicated.


                                                        Before         Tax         Net
                                                        Tax         (Expense)      of Tax
(In thousands)                                          Amount      or Benefit     Amount
------------------------------------------------------------------------------------------
Three months ended September 30, 1998
Disclosure of reclassification amount:
Unrealized holding gain on securities available
 for sale arising during the period                     $(141)         48         (93)
Less: reclassification adjustment for gain on
 securities available for sale included in net income      23          (8)         15
----------------------------------------------------------------------------------------
Change in net unrealized gain on securities
 available for sale                                     $(118)         40         (78)
----------------------------------------------------------------------------------------
Three months ended September 30, 1999
Disclosure of reclassification amount:
Unrealized holding loss on securities available
 for sale arising during the period                     $(941)        320        (621)
Less: reclassification adjustment for loss on
 securities available for sale included in net income     (39)         13         (26)
----------------------------------------------------------------------------------------
Change in net unrealized loss on securities
 available for sale                                     $(980)        333         (647)
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

Nine months ended September 30, 1998
Disclosure of reclassification amount:
Unrealized holding gain on securities available
 for sale arising during the period                     $(141)          48         (93)
Less: reclassification adjustment for gain on
 securities available for sale included in net income      81          (28)         53
----------------------------------------------------------------------------------------
Change in net unrealized gain on securities
 available for sale                                     $ (60)          20         (40)
----------------------------------------------------------------------------------------
Nine months ended September 30, 1999
Disclosure of reclassification amount:
Unrealized holding loss on securities available
 for sale arising during the period                    $(2,530)        860       (1,670)
Less: reclassification adjustment for gain on
 securities available for sale included in net income       43         (15)          28
----------------------------------------------------------------------------------------
Change in net unrealized loss on securities
 available for sale                                    $(2,487)        845       (1,642)
----------------------------------------------------------------------------------------


(5) Stock Repurchase Program

     On January 26, 1999, the Company announced a 50,000 share stock repurchase program. The repurchase program amounts to approximately 4.0% of the outstanding shares of the Company. The Company intends to repurchase shares in open market transactions or in privately negotiated transactions over a one year period. At September 30, 1999, 39,451 shares had been repurchsed at an average cost of $12.07 per share. Management continues to believe that stock repurchase programs are an effective capital management tool and provide enhanced value to both the Company and its stockholders.

<PAGE 9>

(6) Dividend Declaration

     On October 15, 1999, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, payable on November 15, 1999 to stockholders of record on November 1, 1999.

(7) Commitments and Contingencies

     At September 30, 1999, the Bank had outstanding commitments to originate or purchase mortgage loans in the amount of $2.3 million and unused equity lines of credit totaling $1.2 million.


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

<PAGE 10>

     The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processor and other software purchased which is operated on in-house personal computers and a wide area network. During 1997, the Company initiated a review and formed a committee to conduct an assessment of all hardware and software systems to assess whether they will function properly in the year 2000. To date, we have not found anything material that would affect the operations of the Company. The vendors who supply mission critical systems and non-mission critical systems have been contacted and indicated that their hardware and software is or will be Year 2000 compliant during the time frames established by our regulators. In house testing of mission critical hardware and software systems are complete. Tests of mission critical systems that are supplied by the Company's third party data processor, such as deposit, loan, general ledger, item processing, imaging and telephone banking systems are complete. The results of the tests, using various dates in the year 2000 indicated that all the transactions tested were processed correctly. Other non-information technology systems and mechanical systems have been tested or certified to be compliant. Additional tests conducted in July 1999 all indicated that trasnactions were processed correctly.

     A contingency plan, which involves processing transactions at the third-party data processors back-up recovery site, disaster recovery programs in the event of electrical failures, manual bookkeeping systems and additional cash requirements has been approved by the board of directors and is being implemented by management. The costs associated with the compliance efforts have been approximately $42,000 to date. It is anticipated that total costs will not exceed $45,000 and are not expected to have a significant impact on the Company's ongoing results of operations. However, it is not possible at this time to estimate future costs due to various uncertainties such as possible loss of electrical power or phone systems and service.

LIQUIDITY AND CAPITAL RESOURCES

     The Banks's primary sources of funds are deposits, borrowings from the FHLB of Chicago, amortization and prepayment of loans and mortgage-backed securities, sales and maturities of other investment and mortgage-backed securities and occasionally the use of reverse repurchase agreements. The Bank can also borrow from its correspondent banks and it has access to the wholesale certificate of deposit market. The Bank uses its liquid resources to fund loan commitments, to meet operating expenses, to make investments and to fund deposit withdrawals. Management believes that loan repayments and these other sources of funds will be adequate to meet the liquidity needs of the Bank.

     The OTS requires minimum levels of liquid assets. OTS regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable accounts and borrowings payable in one year or less. At September 30, 1999, the Bank's liquidity ratio was 4.4% compared with 7.8% for the quarter ended September 30, 1998. The decrease in liquidity was the result of funds reinvested into higher-yielding mortgage loans, investment securities and mortgage-backed securities from shorter term liquid assets in an effort to increase the return on interest-earning assets. In addition, there has been a substantial reduction in loan repayments dueing 1999 compared with 1998 while loan originations have increased.

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

     Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a percentage of risk-adjusted assets. At September 30, 1999, the Bank exceeded all of its minimum regulatory capital standards. At such date, the Bank's tangible capital, core capital and risk-based capital of $12.2 million, $12.2 million and $12.4 million, respectively, exceeded the applicable minimum requirements by $10.2 million or 7.7%, $8.2 million or 6.2% and $7.7 million or 14.2%, respectively.

<PAGE 11>

CHANGES IN FINANCIAL CONDITION

     Total assets amounted to $130.7 million at September 30, 1999, an increase of $4.9 million from $125.8 million at December 31, 1998. The increase was primarily attributable to a $8.1 million increase in net loans receivable and a $2.1 million increase in investment securities available for sale partially offset by a $4.9 million decrease in cash and cash equivalents.

     Net loans receivable amounted to $90.2 million at September 30, 1999, an increase of $8.1 million from $82.1 million at December 31, 1998. The increase was due partially to $4.4 million in multi-family and commercial real estate mortgages originated or purchased during the period and new home equity consumer loans. The Company originated $22.0 million in mortgage, consumer and commercial real estate loans during the nine months ended September 30, 1999 and received $13.9 million in loan repayments during the period compared with $20.7 million in originations and $21.3 million in repayments during the nine months ended September 30, 1998.

     Investment securities available for sale amounted to $17.0 million at September 30, 1999, an increase of $2.1 million from $14.9 million at December 31, 1998. The increase was primarily attributable to the reallocation of cash and cash equivalents into intermediate and longer term investment securities.

     Mortgage-backed securities available for sale amounted to $14.7 million at September 30, 1999 compared with $10.9 million at December 31, 1998. The increase was due primarily to the reclassification of $4.5 million mortgage-backed securities that were previously classified held to maturity. The early adoption of SFAS No. 133, "Accounting For Derivative Investments and Hedging Activities," allowed a one-time reclassification of certain investment securities. The Company determined that reclassifying assets into an available for sale category provided the Company with the flexibility to reinvest these assets into other categories of assets when appropriate or needed.

     Total deposits amounted to $75.5 million at September 30, 1999 compared with $76.2 million at December 31, 1998. The $744,000 decrease was primarily attributable to a $5.0 million decrease in certificates of deposit. The majority of the certificates withdrawn were accounts that had been paid a bonus rate of interest and, if renewed, would have been at lower rates. These withdrawals were partially offset by a $4.2 million increase in money market and checking accounts. The increase in money market and checking accounts is primarily attributable to the promotion of these products at attractive terms and higher rates. Management expects to attract new customers and experience additional deposit shifting from certificates of deposit to money market deposit accounts and non-interest bearing checking accounts as it contines to promote these products and places less emphasis on retail certificates of deposit as a funding source. Management is currently considering the use of brokered certificates of deposit as an additional funding source.

     Borrowed funds increased $7.0 million to $41.1 million at September 30, 1999 from $34.1 million at December 31, 1998. The additional borrowings were used to fund new loan originations during the period.

     Stockholders' Equity totaled $11.3 million at September 30, 1999 compared with $13.3 million at December 31, 1998. The decrease was primarily attributable to a $1.6 million increase in accumulated other comprehensive loss related to an increase in medium and long term interest rates and their negative effect on the market value of the available for sale securities portfolio. Retained earnings remained steady at $11.1 million at September 30, 1999 compared with December 31, 1998 due to net income being offset by dividend payments. Treasury Stock increased $361,000 from $10.7 million at December 31, 1998 to $11.0 million at June 30, 1999. The increase in treasury stock was attributable to $630,000 in stock repurchases partially offset by $269,000 in stock options exercised.

<PAGE 12>

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

     GENERAL. Net income was $92,000 for the three months ended September 30 , 1999, a decrease of $21,000 from $113,000 for the three months ended September 30, 1998. Diluted earnings per share amounted to $.07 for the three months ended September 30, 1999, a decrease of $.02, from $.09 per share for the three months ended September 30, 1998. The decrease in earnings per share is primarily related to a $61,000 decrease in non-interest income partially offset by a $30,000 increase in net interest income before provision for loan losses.

     INTEREST INCOME. Interest income increased $55,000 and amounted to $2.2 million for the three months ended September 30, 1999 and September 30, 1998. The increase was primarily attributable to a $6.9 million increase in average interest-earning assets to $127.3 million for the three months ended September 30, 1999 from $120.4 million for the three months ended September 30, 1998. The increase was primarily attributable to a $10.9 million increase in the average balance of loans receivable from $76.7 million for the three months ended September 30, 1998 to $87.6 million for the three months ended September 30, 1999. This increase was partially offset by a decrease in the annualized yield on average interest-earning assets from 7.22% for the three months ended September 30, 1998 to 7.00% for the three months ended September 30, 1999. The decrease in the annualized yield was primarily attributable to higher yielding mortgage loans being prepaid or refinanced at lower rates with the proceeds reinvested at lower rates.

     INTEREST EXPENSE. Interest expense increased by $25,000 and remained steady at $1.3 million for the three months ended September 30, 1999 and September 30, 1998. The annualized average cost of interest-bearing liabilities for the three months ended September 30, 1999 was 4.71%, an improvement from 4.92% for the three months ended September 30, 1998. The improvement was due primarily to a decrease in the average cost of certificates of deposit from 5.71% for the three months ended September 30, 1998 to 5.31% for the three months ended September 30, 1999. The average balance of interest-bearing deposit accounts was $73.0 million for the three months ended September 30, 1999, an increase of $1.5 million from $71.5 million for the three months ended September 30, 1998. The average balance of borrowed funds was $39.5 million for the three months ended September 30, 1999, an increase of $5.4 million from $34.1 million for the three months ended September 30, 1998, which was used to partially fund the increase in loans receivable. This increase was partially offset by a decrease in the average cost of borrowed funds from 5.57% for the three months ended September 30, 1998 to 5.30% for the three months ended September 30, 1999.

     PROVISION FOR LOAN LOSSES. The Company added $9,000 to its allowance for loan losses for the three months ended September 30, 1999 compared with no addition for the three months ended September 30, 1998. The allowance for loan losses was $231,000 at September 30, 1999 and $208,000 at September 30, 1998. The allowance for loan losses amounted to .26% of loans receivable at September 30, 1999 and .27% at September 30, 1998. There were no loans delinquent 90 days or more at September 30, 1999 or at September 30, 1998. Future additions to the Company's allowance for loan losses are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates, and the view of the regulatory authorities toward reserve levels and inflation

     NON-INTEREST INCOME. Non-interest income amounted to $38,000 for the three months ended September 30, 1999, a decrease of $61,000 from $99,000 for the three months ended September 30, 1998. The decrease was primarily attributable to a $38,000 decrease in gain on the sale of securities available for sale and $24,000 in other than temporary decline in value of securities available for sale. The other than temporary decline in value of securities available for sale is related to common stocks the Company owns which have been trading at below cost for an extended period of time.

     NON-INTEREST EXPENSE. Non-interest expense amounted to $764,000 for the three months ended September 30, 1999 compared with $797,000 for the three months ended September 30, 1998. The $33,000 improvement was primarily attributable to a $19,000 decrease in compensation and benefits expense and a $16,000 reduction in occupancy expense. The reduction is compensation and benefits expense is primarily related to lower payroll and benefits expense due to a reduction in staff as part of the Company's efforts to improve efficiency.

     INCOME TAX EXPENSE. Income tax expense amounted to $78,000 for the three months ended September 30, 1999, compared with $64,000 for the three months ended September 30, 1998. The effective tax rate was 45.9% for the three months ended September 32, 1999 compared with 36.2% for the three months ended September 30, 1998. The increase in income tax expense and the effective tax rate were primarily due to a tax benefit, which may not be realized and thus not recorded, due to capital losses incurred during the period.

<PAGE 13>

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998.

     GENERAL. Net income amounted to $418,000 for the nine months ended September 30, 1999, an increase of $83,000, or 24.8%, from $335,000 for the nine months ended Septmeber 30, 1998. Diluted earnings per share amounted to $.34 for the nine months ended September 30, 1999, an increase of $.08 or 30.8 %, from $.26 per share for the nine months ended September 30, 1998. The increase was primarily attributable to a $204,000 reduction in non-interest expense partially offset by a $81,000 increase in income tax expense.

     INTEREST INCOME. Interest income increased $106,000 and amounted to $6.5 million for the nine months ended September 30, 1999 compared with $6.4 million for the nine months ended Setpember 30, 1998. The increase was primarily attributable to a $5.7 million increase in average interest-earning assets to $125.1 million for the nine months ended September 30, 1999 from $119.4 million for the nine months ended September 30, 1998. The increase was primarily attributable to a $17.7 million increase in the average balance of loans receivable and mortgage-backed securities partially offset by a $8.3 million decrease in the average balance of investment securities. The increase was partially offset by a decline in the annualized yield on average interest-earning assets to 6.98% for the nine months ended September 30, 1999 from 7.19% for the nine months ended September 30, 1998. The decrease in the annualized yield was primarily attributable to higher yielding mortgage loans being prepaid or refinanced with the proceeds reinvested at lower rates.

     INTEREST EXPENSE. Interest expense amounted to $3.9 million for the nine months ended September 30, 1999, an increase of $107,000 from $3.8 million for the nine months ended September 30, 1998. The increase was primarily attributable to a $6.6 million increase in the average balance of interest-bearing liabilities to $110.8 million for the nine months ended September 30, 1999 from $104.2 million for the nine months ended September 30, 1998. This increase was partially offset by a decrease in the average cost of interest-bearing liabilities to 4.70% for the nine months ended September 30, 1999 from 4.86% for the nine months ended September 30, 1998. The improvement in the average cost of interest-bearing liabilities was due primarily to an improvement in the average cost of certificates of deposit to 5.34% for the nine months ended September 30, 1999 from 5.68% for the nine months ended September 30, 1998, due to a shift from higher cost certificates of depsoit to money market accounts. In addition, the average cost of borrowed funds improved to 5.31% for the nine months ended September 30, 1999 from 5.62% for the nine months ended September 30, 1998.

     PROVISION FOR LOAN LOSSES. The Company added $17,000 to its allowance for loan losses for the nine months ended September 30, 1998 compared with no addition for the nine months ended September 30, 1998. The allowance for loan losses was $231,000 and amounted to .26% of loans receivable at September 30, 1999 compared with $208,000 and .27% at September 30, 1998. There were no loans delinquent 90 days or more at September 30, 1999 or at September 30, 1998. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward reserve levels and inflation.

     NON-INTEREST INCOME. Non-interest income amounted to $271,000 for the nine months ended September 30, 1999, a decrease of $22,000 from $293,000 for the nine months ended September 30, 1998. The decrease was primarily attributable to a $32,000 increase in other than temporary decline in value of securities available for sale and a $6,000 decrease in gain on the sale of securities available for sale partially offset by a $21,000 increase in fees and service charges. The improvement in fees and service charges is related to a greater number of transaction accounts in 1999 that produce fee income. The other than temporary decline in value of securities available for sale is related to common stocks the Company owns which have been trading at below cost for an extended period of time.

     NON-INTEREST EXPENSE. Non-interest expense amounted to $2.2 million for the nine months ended September 30, 1999, a decrease of $204,000 from $2.4 million for the nine months ended September 30, 1998. The decrease was primarily attributable to an $108,000 decrease in compensation and benefits expense related to lower payroll and benefits expense due to a reduction in staff. In addition, there was a decrease of $74,000 in professional fees primarily related to a decrease in the number of shareholders proposals and related issues that required review by counsel and a reduction in tax accounting expense.

     INCOME TAX EXPENSE. Income tax expense amounted to $267,000 for the nine months ended September 30, 1999, an increase of $81,000 from $186,000 for the nine months ended September 30, 1998. The increase was primarily attributable to an increase in taxable income. The effective tax rate was 39.0% for the nine months ended September 30, 1999 compared with 35.7% for the nine months ended September 30, 1998.

<PAGE 14>
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND OTHER REGULATORY ISSUES

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." On July 7, 1999, the FASB delayed implementation of SFAS No. 133 until the fiscal year beginning after June 15, 2000 by issuing FASB Statement 137. The statement establishes accounting and reporting standards for derivative instruments embedded in other contracts and to hedging activities and also allowed a one-time reclassification of certain investment securities. This statement was adopted early during the first quarter of 1999, and did not have a material effect on the Company's financial statements prospectively when adopted.

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


Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits:
     EX-27 Financial Data Schedule

(B) 1. Form 8-K dated July 16, 1999, Registrant issued press release dated July 16, 1999 regarding second quarter 1999 earnings and a regular quarterly dividend.

<PAGE 15>


                                                    SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              NORTH BANCSHARES,INC.
                                                  (Registrant)



Date    November 9, 1999                      /S/ Joseph A. Graber
        -----------------                     --------------------
                                              Joseph A. Graber
                                              President and
                                              Chief Executive Officer



Date    November 9, 1999                      /S/ Martin W. Trofimuk
        -----------------                     ----------------------
                                              Martin W. Trofimuk
                                              Vice President and
                                              Treasurer