Form 10KSB40
period 1999-12-31
NORTH BANCSHARES INC
filed 2000-03-27
CIK 912623

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had $9.3 million in gross income for the year ended December 31, 1999.

         As of March 1, 2000, there were issued and outstanding 1,231,270 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market as of March 1, 2000 was approximately $7,820,688. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB--Portions of Annual Report to Stockholders for the fiscal year ended December 31, 1999
PART III of Form 10-KSB--Portions of Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1999.

                                      INDEX



PART I                                                                               PAGE
                                                                                     ----
         Item 1.  Description of Business                                              2

         Item 2.  Description of Properties                                           26

         Item 3.  Legal Proceedings                                                   26

         Item 4.  Submission of Matters to a Vote of Security Holders                 26

PART II

         Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters                                                 27

         Item 6.  Management's Discussion and Analysis or Plan of Operation           27

         Item 7.  Financial Statements                                                27

         Item 8.  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosures                                           27

PART III

         Item 9.  Directors, Executive Officers, Promoters and Control Person;
                  Compliance with Section 16 (a) of the Exchange Act                  27

         Item 10. Executive Compensation                                              27

         Item 11. Security Ownership of Certain Beneficial Owners and Management      27

         Item 12. Certain Relationships and Related Transactions                      28

         Item 13. Exhibits and Reports on Form 8-K                                    28


SIGNATURES                                                                            30


                                        1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         North Bancshares, Inc. (the "Company" or "North Bancshares") is a Delaware corporation which was organized in 1993 by North Federal Savings Bank ("North Federal" or the "Bank") for the purpose of becoming the Bank's holding company. The Company owns all of the capital stock of the Bank which was issued on December 21, 1993 in connection with the Bank's conversion from the mutual to the stock form of organization (the "Conversion"). On December 29, 1997, the Company's Common Stock was split three-for-two in the form of a 50% stock dividend. There were 1,231,207 shares of common stock outstanding at December 31, 1999. The Bank was organized in 1886 and converted to a federal mutual savings bank in 1986. The Bank amended its charter in December 1993 in connection with the Conversion to become a federal stock savings bank. All references to the Company, unless otherwise indicated, at or before December 21, 1993 refer to the Bank. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "NBSI".

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

         The Company serves the Chicago metropolitan area through its two retail banking offices located in Chicago and Wilmette, Illinois. At December 31, 1999, the Company had total consolidated assets of $130.7 million, deposits of $76.5 million, and stockholders' equity of $11.3 million.

         The Company is an independent community-oriented financial institution offering a variety of financial services to meet the needs of the communities which it serves. The Company attracts retail deposits from the general public or borrows funds from available sources and invests those funds primarily in first mortgages on owner-occupied and non-owner occupied one- to four-family residences, small apartment buildings, and mortgage-backed and investment securities. The Company also originates or acquires participations in, multi-family, consumer and commercial loans.

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


YEAR 2000

         The Year 2000 issue arose from the inability of some computer systems to recognize the year 2000. Many computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field.

         The Company experienced no problems with hardware or software systems at the beginning of the year 2000 and continues to experience no problems or issues related to the millenium issue. The Company is not aware of any borrowers incurring significant Year 2000 issues or any vendors used by the Company which have incurred significant Year 2000 issues. The Company spent approximately $40,000 on Year 2000 related hardware, software and contingency planning over the past two years.

         A contingency plan, which involves processing transactions at the third-party data processors back-up recovery site, disaster recovery programs in the event of electrical failures, manual bookkeeping systems and additional cash requirements was approved by the board of directors and will be maintained by management during the year 2000 in the event that unanticipated Year 2000 issues arise.


LENDING ACTIVITIES

         GENERAL. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences, and to a lesser extent, multi-family residences. At December 31, 1999, the Bank's total loans outstanding totaled $89.4 million, of which $76.3 million, or 85.4%, were one- to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 82.1% were fixed-rate loans (69.2% of total gross loans receivable), including balloon loans, and 17.9% were adjustable-rate loans (16.2% of total gross loans receivable). At that same date, multi-family residential mortgage loans totaled $10.5 million, of which $10.2 million were fixed-rate balloon loans.

         At December 31, 1999, the balance of the Bank's loans included of $2.6 million in consumer and commercial real estate loans, which represented 2.9% of the Bank's gross loan portfolio.

         The Bank also invests in mortgage-backed securities. At December 31, 1999, mortgage-backed securities, available for sale totaled $15.3 million or 11.7% of total assets. At such date, all of the mortgage-backed securities portfolio was insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae.

         All loans must be approved by a committee comprised of four officers, one of whom is a director of the Bank. Requests for loans greater than $1,000,000 are reviewed and considered for approval by the Board of Directors on a case-by-case basis.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1999, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.8 million. At December 31, 1999, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at December 31, 1999 consisted of three loans to one individual totaling $1.2 million. All three loans were secured by a first mortgage on real estate. The Bank's next three largest lending relationships to a single borrower or a group of related borrowers totaled $1.1 million, $1.0 million and $945,000, respectively. Each of these is a loan or group of loans secured by either a first mortgage on real estate or a first lien on real property and each of these loans was current as of December 31, 1999.

         LOAN PORTFOLIO COMPOSITION. The table below sets forth information concerning the composition of the Bank's loan and mortgage-backed securities portfolios in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                               AT DECEMBER 31,
                                         ------------------------------------------------------------
                                                1999                 1998                1997
                                         -------------------    ----------------     ----------------
                                         AMOUNT      PERCENT    AMOUNT   PERCENT     AMOUNT   PERCENT
                                         ------      -------    ------   -------     ------   -------
                                                             (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
 One- to four-family...............      $76,287(1)   85.35%   $73,568     89.19%   $71,770     90.49%
 Multi-family......................       10,548(2)   11.80      7,098      8.60      6,459      8.14
                                         -------      -----    -------     -----    -------     -----
    Total real estate loans........       86,835      97.15     80,666     97.79     78,229     98.63
                                         -------      -----    -------     -----    -------     -----

CONSUMER LOANS:
 Deposit account...................          104       0.12        102      0.12        127      0.16
 Automobile........................           16        .02         --        --          1        --
 Home equity and home
  improvement......................        1,485       1.65        714      0.87        154      0.19
                                         -------      -----    -------     -----    -------     -----
 Total consumer loans..............        1,605       1.79        816      0.99        282      0.35
                                         -------      -----    -------     -----    -------     -----


 COMMERCIAL LOANS..................          945       1.06      1,007      1.22        806      1.02
                                         -------      -----    -------     -----    -------     -----
 Total loans receivable............       89,385     100.00%    82,489    100.00%    79,317    100.00%
                                         -------     ======    -------    ======    -------    ======
 LESS:
 Deferred fees and discounts.......          165                   152                   78
 Allowance for loan losses.........          231                   214                  208
                                         -------               -------              -------
   Total loans receivable, net.....      $88,989               $82,123              $79,031
                                         =======               =======              =======

MORTGAGE-BACKED
SECURITIES:
 FNMA..............................        2,373      15.57%     1,638     10.69%       934     16.06%
 GNMA..............................           23        .15        121       .79        182      3.13
 FHLMC.............................       12,842      84.28     13,564     88.52      4,699     80.81
                                         -------      -----    -------     -----    -------     -----
    Total mortgage-backed
     securities....................       15,238     100.00%    15,323    100.00%     5,815    100.00%
                                                     ======               ======               ======

Net premiums ......................           97                   112                   26
                                         -------               -------              -------

Net mortgage-backed                      $15,335               $15,435              $ 5,841
 securities........................      =======               =======              =======


-----------------------
(1) This amount includes a total of $4.9 million of 5, 7 and 10 year balloon loans.

(2) This amount includes a total of $10.2 million of 5, 7 and 10 year balloon loans.

         The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rates at the dates indicated.


                                                                      AT DECEMBER 31,
                                        -------------------------------------------------------------------------
                                                  1999                      1998                    1997
                                        ------------------------    --------------------    ---------------------
                                           AMOUNT       PERCENT      AMOUNT      PERCENT     AMOUNT       PERCENT
                                        -----------  -----------    --------  ----------    ---------  ----------
                                                                  (DOLLARS IN THOUSANDS)
FIXED-RATE LOANS:
 Real estate:
  One- to four-family...................    $61,823(1)    69.16%   $58,312       70.69%    $50,707         63.93%
  Multi-family..........................     10,118(2)    11.32      7,098        8.61       6,459          8.14
                                            -------       -----    -------       -----     -------         -----
   Total fixed-rate real estate loans...     71,941       80.48     65,410       79.30      57,166         72.07
  Consumer..............................        511        0.57        341        0.41         222          0.28
  Commercial............................        945        1.06      1,007        1.22         806          1.02
                                            -------       -----    -------       -----     -------         -----
   Total fixed-rate loans...............     73,397       82.11     66,758       80.93      58,194         73.37
                                            -------       -----    -------       -----     -------         -----

ADJUSTABLE-RATE LOANS:
 Real estate:
  One- to four-family...................     14,464       16.18     15,256       18.49      21,063         26.56
  Multi-family..........................        430         .48         --          --          --            --
  Consumer..............................      1,094        1.23        475         .58          60           .07
                                            -------       -----    -------       -----     -------         -----
   Total adjustable rate loans..........     15,988       17.89     15,731       19.07      21,123         26.63
                                            -------       -----    -------       -----     -------         -----

    Total loans receivable..............     89,385      100.00%    82,489      100.00%     79,317        100.00%
                                                         ======                 ======                    ======

LESS:
 Deferred fees and discounts............        165                    152                      78
 Allowance for loan losses..............        231                    214                     208
                                            -------                -------                 -------
  Total loans receivable, net...........    $88,989                $82,123                 $79,031
                                            =======                =======                 =======


-----------------------
(1) This amount includes a total of $4.9 million of 5, 7 and 10 year balloon loans.

(2) This amount includes a total of $10.2 million of 5, 7 and 10 year balloon loans.

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 1999. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due rather than when interest rates are next subject to change. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The total amount of loans due after December 31, 2000 which have a pre-determined interest rate is $71.4 million, while the amount of loans due after such date with floating rates is $16.0 million.


                                          Real Estate
                                -----------------------------------
                                One- to   four-family  Multi-family          Consumer            Commercial          Total
                                --------- -----------  ------------          --------            ----------          -----
                                           Weighted          Weighted            Weighted             Weighted          Weighted
                                           Average           Average             Average              Average           Average
                                Amount      Rate     Amount   Rate       Amount   Rate       Amount    Rate     Amount   Rate
                                ------      ----     ------   ----       ------   ----       ------    ----     ------   ----
                                                                       (Dollars in Thousands)
   Due During Periods Ending
         December 31,
------------------------------
2000(1).......................    $   620    7.81% $ 1,062    8.40%    $    3     4.83%      $945    10.00%   $ 2,630      8.83%
2001..........................      1,976    7.32      410    8.44         15     4.79         --     0.00      2,401      7.50
2002..........................        408    8.09      629    8.09         46     8.14         --     0.00      1,083      8.09
2003 and 2004.................      1,952    7.50    4,120    7.72      1,150     8.35         --     0.00      7,222      7.76
2005 to 2009..................      5,586    7.51    4,327    7.64         33     8.13         --     0.00      9,946      7.57
2010 to 2014..................      7,341    7.05       --    0.00        358     7.88         --     0.00      7,699      7.09
2015 and following............     58,404    7.26       --    0.00         --     0.00         --     0.00     58,404      7.26
                                  -------    ----  -------    ----     ------     ----       ----    -----    -------      ----
                                  $76,287    7.27% $10,548    7.81%    $1,605     8.19%      $945    10.00%   $89,385      7.39%
                                  =======    ====  =======    ====     ======     ====       ====    =====    =======      ====


-----------------------
(1)  Includes demand loans, loans having no stated maturity, and past due loans.

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

         The cornerstone of the Bank's lending program has been the origination of permanent loans, to be held in its portfolio, secured by mortgages on owner-occupied and non-owner-occupied, one- to four-family residences. Typically, such homes are single family detached houses, condominiums, townhomes and two- to four-family dwellings. At December 31, 1999, $76.3 million, or 85.3%, of the Banks gross loan portfolio consisted of permanent loans secured by one- to four-family residences. The Bank emphasizes the origination of a variety of residential loans, including conventional 10, 15, 20 and 30 year fixed-rate loans, one, three and five year adjustable-rate mortgage loans ("ARMs") and 5, 7 and 10 year fixed rate balloon loans.

           The Bank's loans are designed to respond to customer preferences, market dynamics and changes in asset/liability management objectives. During 1999, the Bank continued to emphasize loans on non-owner occupied, one- to four-family properties due to the higher yields offered by such loans, as well as customer demand. These loans are underwritten using similar criteria as loans secured by owner-occupied one- to four-family residences, but are provided at higher rates of interest than owner-occupied loans. The Bank originated 25 of these loans totaling $6.8 million during 1999 and plans to continue to emphasize this type of lending during 2000.

         The Bank offers one- to four-family residential ARMs which are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on all of the ARMs originated by the Bank are subject to adjustment at one year intervals after the initial adjustment period. The Bank's ARM products generally carry interest rates which are reset to a stated margin over an independent index. Increases or decreases in the interest rate of the Bank's ARMs are generally limited to 2.0% at any adjustment date and 6.0% over the life of the loan. The Bank's ARMs are not convertible into fixed- rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization. At December 31, 1999, the total balance of one- to four-family ARMs, which includes equity lines of credit, was $14.5 million, or 16.2% of the Bank's gross loan portfolio.

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

MULTI-FAMILY REAL ESTATE LENDING

         In order to enhance the yield on its assets, North Federal originates permanent loans secured by multi-family real estate. At December 31, 1999, the Bank had multi-family real estate loans totaling $10.6 million, or 11.8% of the Bank's gross loan portfolio. The largest multi-family loan at December 31, 1999 was $1.0 million and represented a 50% participation with a local financial institution. At December 31, 1999, the Bank had no multi-family real estate loans which were over 30 days delinquent.

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

         Multi-family loans generally present a higher level of risk than loans secured by one- to four- family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term), the borrower's ability to repay the loan may be impaired.

CONSUMER LENDING

         The Bank originates a variety of different types of consumer loans, including equity loans, rehabilitation loans, which are loans that exceed the parameters of a home improvement loan due to the extent of the remodeling, direct automobile loans, deposit account loans and home improvement loans. The Bank placed increased emphasis on consumer loans during 1999 and plans to continue to emphasize this type of lending during 2000, particularly home equity and rehabilitation loans, because of their attractive yields, shorter terms to maturity, and community need. At December 31, 1999, $1.6 million or 1.8% of the Bank's gross loan portfolio, consisted of consumer loans compared with $816,000 or .99% at December 31, 1998.

         The Bank's home equity loans are underwritten such that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property. These loans are written with fixed terms and carry fixed rates of interest. At December 31, 1999, the Bank had $391,000 of home equity loans outstanding, or .44% of the Bank's gross loan portfolio.

         The Bank's home equity line of credit loans, which were first introduced in the third quarter of 1997 and the Bank's investor equity line of credit loans, introduced in the second quarter of 1998, are underwritten such that the total commitment amount, when combined with the first mortgage lien, may not exceed 80% of the appraised value of the property. These loans are written with a maximum maturity of five years and an interest rate that adjusts with changes to the prime rate. At December 31, 1999, the Bank had $1.1 million of outstanding line of credit loans and $1.7 million in unused credit line commitments compared with $475,000 of outstanding line of credit loans and $695,000 in unused credit line commitments at December 31, 1998.

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

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the Bank had no delinquent consumer loans at December 31, 1999 there can be no assurance that delinquencies will not occur in the future.

COMMERCIAL LENDING

         In order to further enhance the yield on its assets, the Bank issued a commercial line of credit to a manufactured housing developer to finance the period of time between the delivery of a unit to closing. This period is usually between 60 to 90 days. The line of credit is collateralized by a secured interest in the individual units and any related sales contracts. In addition, the line of credit is personally guaranteed by the developer. The loan-to-value ratio will range between 50% to 60% at any given time. At December 31, 1999, the outstanding line of credit amounted to $1.5 million and the balance was $945,000. The line of credit carries a fixed rate of interest on a one-year renewable basis and was current as of December 31, 1999. The interest is paid monthly and cannot be drawn from the line of credit.

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

MORTGAGE-BACKED SECURITIES

         The Bank purchases mortgage-backed securities to complement its mortgage lending activities. At December 31, 1999, mortgage-backed securities available for sale totaled $15.3 million, or 11.7% of the Bank's total assets. For information regarding the amortized cost and market values of North Federal's mortgage-backed securities portfolio, see Note 4 of the Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders filed as Exhibit 13 hereto.

         Under the OTS' risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk-weighting and FNMA, FHLMC and AA- or higher rated mortgage-backed securities have a 20% risk-weighting, in contrast to the 50% risk-weighting carried by one- to four-family performing residential mortgage loans. None of the mortgage-backed securities held by the Bank at December 31, 1999 had a risk-weight for regulatory capital purposes above 20%.

         All of the Bank's mortgage-backed securities are backed by federal agencies. Accordingly, management believes that the Bank's mortgage-backed securities are generally resistant to credit problems.

         The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 1999. Mortgage- backed securities having adjustable interest rates are shown as maturing in the period during which the security is repricing.





                                                                           DUE IN                                       December 31,
                         --------------------------------------------------------------------------------------------       1999
                         6 Months       6 Months         1 to         3 to 5       5 to 10      10 to 20      Over 20       Balance
                         or Less        to 1 Year       3 Years       Years         Years        Years         Years     Outstanding
                         --------       ---------       -------       ------       -------      --------      -------    -----------
                                                                        (IN THOUSANDS)
  FHLMC                  $  --            $ 99          $ 46           $ 3         $ 892         $11,896        $  --       $12,936

   FNMA                    458              --            --            --            --           1,918           --         2,376

   GNMA                     --              --            23            --            --              --           --            23
                         -----            ----          ----            --         -----         -------        -----       -------

   Total                 $ 458            $ 99          $ 69           $ 3         $ 892         $13,814        $  --       $15,335
                         =====            ====          ====           ===         =====         =======        =====       =======



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


                                                             YEAR ENDED DECEMBER 31,
                                                     -----------------------------------
                                                       1999          1998         1997
                                                     --------      --------     --------
                                                                  (IN THOUSANDS)

Loans receivable (gross) at beginning of period...   $ 82,489      $ 79,317     $ 73,628
                                                     --------      --------     --------

Originations and purchases by type:
-----------------------------------
Fixed Rate:
  Real estate - one- to four-family...............     13,470        23,889        8,746
                  - multi-family..................      3,464         3,106        2,519
                  - consumer and commercial.......      1,997         1,143          274
  Non-real estate - consumer and commercial.......         54            78           81
                                                     --------      --------     --------
    Total fixed rate loans originated.............     18,985        28,216       11,620
Adjustable Rate:
  Real estate - one- to four-family...............      4,554         2,828        6,473
                  - multi-family..................        430            --           --
                                                     --------      --------     --------
    Total adjustable rate loans originated........      4,984         2,828        6,473
    Sales.........................................         --           230           --

Principal repayments..............................     17,073        27,642       12,404
                                                                   --------     --------
     Total loans at end of period.................   $ 89,385      $ 82,489     $ 79,317
                                                     ========      ========     ========

Mortgage-backed securities (net) at beginning of
period...........................................    $ 15,435      $  5,841     $  7,465

  Purchases......................................       3,627        11,097           --
  Repayments.....................................       1,761         1,354        1,628
  Sales..........................................       2,005            --           --
  Change in unrealized gain (loss) on mortgage-
   backed securities available-for-sale..........        (774)           73           --
  Amortization of premiums and discounts.........           6            76            4
                                                     --------      --------     --------
     Mortgage-backed securities (net) at end of
     period......................................    $ 14,528      $ 15,435     $  5,841
                                                     ========       =======      =======


ASSET QUALITY

         When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. In the case of residential loans, a late notice is sent not later than 30 days after the due date. Additional written and verbal contacts may be made with the borrower between 30 and 90 days after the due date. If the delinquency continues for a period of 60 days, the Bank usually sends a default letter to the borrower and, after 90 days, institutes appropriate action to foreclose on the property. If foreclosed upon the property is sold at public auction and may be purchased by the Bank. Delinquent consumer loans are handled in a similar manner. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Illinois consumer protection laws. The Bank has historically had few foreclosed assets and, as set forth below, has had none during the past five years. The Bank has not charged-off any loans during the past five years.

         DELINQUENT LOANS. At December 31, 1999, the Bank had no loans more than 90 days delinquent.

         NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non- performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal or interest becomes doubtful. For all periods presented, the Bank has had no troubled debt restructurings. Foreclosed assets are assets acquired in settlement of loans. There were no foreclosed assets at the dates presented.


                                                            DECEMBER 31,
                                          -------------------------------------------------
                                          1999       1998       1997       1996       1995
                                          -----      -----      -----      -----      -----
                                                      (DOLLARS IN THOUSANDS)
Non-performing loans:
  One- to four-family..................   $  --      $  24      $  --      $  --      $  24
  Consumer.............................      --         --         --          1         --
                                          -----      -----      -----      -----      -----
     Total non-performing assets.......   $  --      $  24      $  --      $   1      $  24
                                          =====      =====      =====      =====      =====

Total as a percentage of total assets..    0.00%      0.02%      0.00%      0.00%      0.02%
                                          =====      =====      =====      =====      =====


         OTHER LOANS OF CONCERN. As of December 31, 1999, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Management has taken this into consideration in determining the adequacy of the allowance for losses on loans as of December 31, 1999.

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

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. There were no classified assets at December 31, 1999.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. This evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Allowances also are established for loans considered to be impaired. The calculation of reserve levels for impaired loans is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values. Although the Company did not identify any loans considered impaired in 1999, a provision for loss in the amount of $17,000 increased the allowance for loan losses due to increased perceived risk in the portfolio. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See Notes 1(f) and 5 of the Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders filed as Exhibit 13 hereto, and "Regulation." At December 31, 1999, the Bank had an allowance for loan losses of $231,000, which was equal to .26% of loans receivable.


         The following table sets forth an analysis of the Bank's allowance for loan losses.


                                            Year Ended December 31,
                                    ----------------------------------------
                                    1999     1998     1997     1996     1995
                                    ----     ----     ----     ----     ----
                                             (DOLLARS IN THOUSANDS)

Balance at beginning of year ..     $214     $208     $208     $200     $160

Charge-offs:
  One- to four-family .........       --       --       --       --       --
  Consumer ....................       --       --       --       --       --

Recoveries ....................       --       --       --       --       --
                                    ----     ----     ----     ----     ----

Net charge-offs ...............       --       --       --       --       --
Additions charged to operations       17        6       --        8       40
                                    ----     ----     ----     ----     ----
Balance at end of year ........     $231     $214     $208     $208     $200
                                    ====     ====     ====     ====     ====



         Once the Bank repossesses property it is classified as real estate owned. Any gains or losses (realized or reserved for) are treated as real estate owned activity. The Bank had no real estate owned as of the dates presented.

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:


                                                        AT DECEMBER 31,
                                       ------------------------------------------------
                                       1999       1998      1997         1996      1995
                                       ----       ----      ----         ----      ----
                                                    (Dollars in Thousands)
Unallocated.........................   $231       $214      $208         $208      $200
                                       ----       ----      ----         ----      ----
     Total..........................   $231       $214      $208         $208      $200
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

         At December 31, 1999, the Company's interest-bearing deposits with banks and dollar denominated money market accounts totaled $1.7 million, or 1.3% of total assets. Investment securities, consisting of U.S. government securities, federal agency obligations and FHLB stock, totaled $19.3 million, or 14.8% of total assets, and investment in federal funds sold totaled $2.4 million or 1.8% of total assets. It is the Company's general policy to purchase investment securities which are U.S. Government securities or federal agency obligations. At December 31, 1999, the weighted average term to maturity or repricing of the investment portfolio, excluding FHLB stock, equity securities and mortgage-backed securities, was two months.

         The following table sets forth the composition of the Company's investment portfolio, excluding its mortgage-backed securities, at the dates indicated.



                                                                                AT DECEMBER 31,
                                                 ------------------------------------------------------------------------------
                                                           1999                     1998                        1997
                                                 ------------------------------------------------------------------------------
                                                  CARRYING       % OF       CARRYING      % OF          CARRYING       % OF
                                                    VALUE        TOTAL        VALUE        TOTAL          VALUE        TOTAL
                                                 ----------   ----------    ----------   ----------    ----------   ----------
                                                                                 (DOLLARS IN THOUSANDS)
Investment Securities:
  U.S. Government agency securities ..........   $   16,436        85.36%   $   13,922        83.95%   $   22,630        90.69%
  FHLB stock .................................        2,205        11.45         1,705        10.28         1,705         6.83
  Other ......................................           63         0.33           100         0.60           200         0.80
  Equity securities ..........................          551         2.86           858         5.17           420         1.68
                                                 ----------   ----------    ----------   ----------    ----------   ----------

    Total investment securities and FHLB stock   $   19,255       100.00%   $   16,585       100.00%   $   24,955       100.00%
                                                 ==========   ==========    ==========   ==========    ==========   ==========

Other Interest-Earning Assets:
  Interest-bearing deposits with banks .......   $    1,260                 $    2,413                 $    2,937
  Dollar denominated mutual funds ............          466                        801                      1,477
  Federal funds sold .........................        2,439                      5,722                      5,976
                                                 ----------                 ----------                 ----------
     Total ...................................   $    4,165                 $    8,936                 $   10,390
                                                 ==========                 ==========                 ==========

Average remaining life or term to repricing of
investment securities and other interest-earning
assets, excluding FHLB stock and equity securities..          2 mos.                      3 mos.                      3 mos.


         The composition and contractual maturities of the investment portfolio, excluding mortgage- backed securities, equity securities and FHLB of Chicago stock, are indicated in the following table.


                                                          AT DECEMBER 31, 1999
                                     -----------------------------------------------------------
                                                                                  TOTAL
                                     ONE YEAR    1 THRU 5      OVER 5           INVESTMENT
                                      OR LESS      YEARS        YEARS           SECURITIES
                                      -------     -------      -------      --------------------
                                      AMORTIZED  AMORTIZED    AMORTIZED    AMORTIZED      FAIR
                                        COST        COST         COST         COST        VALUE
                                      -------     -------      -------      -------      -------
                                                      (DOLLARS IN THOUSANDS)

U.S. Government agency securities     $    --     $   503      $17,443      $17,946      $16,436
Other ...........................          --          63           --           63           63
                                      -------     -------      -------      -------      -------
    Total investment securities .     $    --         566      $17,443      $18,009       16,499
                                      =======     =======      =======      =======      =======
Weighted average yield(1) .......          --%       7.22%        6.64%        6.66%
                                                  =======      =======      =======

-----------------------
(1) The weighted average yield is based upon the interest rate in effect at December 31, 1999.


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

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank during the dates indicated and the rates offered as of December 31, 1999. See Note 8 of Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders filed as Exhibit 13 hereto for weighted average nominal rates.


                                                                           AT DECEMBER 31,
                                               ----------------------------------------------------------------------------
                                                        1999                   1998                     1997
                                               ----------------------------------------------------------------------------
                                                                 PERCENT              PERCENT                      PERCENT
                                                    AMOUNT       OF TOTAL   AMOUNT    OF TOTAL      AMOUNT         OF TOTAL
                                               ----------------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
TRANSACTION AND SAVINGS DEPOSITS:
---------------------------------

Passbook Accounts 2.75%........................     $13,088        17.1%    $13,642      17.9%      $15,282           20.4%
NOW Accounts 2.02%.............................       8,592        11.2       8,740      11.5         8,429           11.2

Non-Interest Bearing Demand Accounts...........       2,278         3.0       1,789       2.3         1,208            1.6

Money Market Deposit Accounts 0.00% -5.25%.....      15,704        20.5      10,143      13.3         5,544            7.4
                                                    -------       -----     -------     -----       -------          -----

Total Non-Certificates.........................      39,662        51.8      34,314      45.0        30,463           40.6
                                                    -------       -----     -------     -----       -------          -----

TOTAL CERTIFICATES:
-------------------

 0.00 -  4.99%.................................      13,074        17.1       6,076       8.0           885            1.2
 5.00 -  5.99%.................................      14,728        19.3      24,714      32.4        30,775           41.0
 6.00 -  6.99%.................................       5,460         7.1       6,889       9.0         9,043           12.1
 7.00 -  7.99%.................................       3,297         4.3       3,919       5.2         3,764            5.0
 8.00 -  8.99%.................................         285         0.4         310       0.4           111            0.1
                                                    -------       -----     -------     -----       -------          -----

Total Certificates.............................      36,844        48.2      41,908      55.0        45,578           59.4
                                                    -------       -----     -------     -----       -------          -----
Total Deposits.................................     $76,506       100.0%    $76,222     100.0%      $75,041          100.0%
                                                    =======       =====     =======    ======       =======         ======


         The following table sets forth the savings flows at the Bank during the periods indicated.



                                                  YEAR ENDED DECEMBER 31,
                                        ------------------------------------

                                          1999          1998         1997
                                        ------------------------------------
                                                (DOLLARS IN THOUSANDS)
Opening balance ...................     $ 76,222      $ 75,041      $ 73,611
Deposits ..........................      134,200       117,369       108,398
Withdrawals .......................      137,136       119,251       110,169
Interest credited .................        3,220         3,063         3,201
                                        --------      --------      --------
Ending balance ....................     $ 76,506      $ 76,222      $ 75,041
                                        ========      ========      ========

Net increase (decrease) ...........     $    284      $  1,181      $  1,430
                                        ========      ========      ========

Percent increase (decrease) .......         0.37%         1.57%         1.94%
                                        ========      ========      ========


         The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1999.



                                0.00-        5.00-        6.00-       7.00-       8.00% OR                    PERCENT
                                4.99%        5.99%        6.99%       7.99%       GREATER       TOTAL         OF TOTAL
                              -------      -------      -------      -------      -------      -------         ------
                                                                           (DOLLARS IN THOUSANDS)
Certificate accounts maturing
in quarter ending           :
----------------------------
March 31, 2000 ..........     $ 5,512      $ 1,110      $    --      $ 1,464      $    --      $ 8,086          21.95%
June 30, 2000 ...........       4,896          479          353        1,614           --        7,342          19.93
September 30, 2000 ......         945        5,439          930           --           --        7,314          19.85
December 31, 2000 .......         292        2,266          443           24           --        3,025           8.21
March 31, 2001 ..........         718          696           --           --           --        1,414           3.84
June 30, 2001 ...........         296          412           12           14           --          734           1.99
September 31, 2001 ......         189           67          188           --           --          444           1.20
December 31, 2001 .......          75          283          400            6           --          764           2.07
March 31, 2002 ..........          99          557          408          120           27        1,211           3.29
June 30, 2002 ...........          29          379          294           --           --          702           1.91
September 30, 2002 ......          --           71        1,189           20           59        1,339           3.63
December 31, 2002 .......          --           69          301           35           43          448           1.22
Thereafter ..............          23        2,900          942           --          156        4,021          10.91
                              -------      -------      -------      -------      -------      -------         ------
   Total ................     $13,074      $14,728      $ 5,460      $ 3,297      $   285      $36,844         100.00%
                              =======      =======      =======      =======      =======      =======         ======
   Percent of total .....       35.49%       39.97%       14.82%        8.95%        0.77%      100.00%
                              =======      =======      =======      =======      =======      =======

         The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 1999.


                                                          MATURITY
                                         -------------------------------------------
                                                      OVER        OVER
                                        3 MONTHS     3 TO 6      6 TO 12     OVER
                                         OR LESS     MONTHS      MONTHS     12 MONTHS     TOTAL
                                         -------     -------     -------     -------     -------
                                                             (IN THOUSANDS)
CERTIFICATES OF DEPOSIT OF LESS THAN
 $100,000 ..........................     $ 7,116     $ 5,945     $ 8,694     $ 9,155     $30,910

CERTIFICATES OF DEPOSIT OF $100,000
 OR GREATER ........................         970       1,397       1,645       1,922       5,934
                                         -------     -------     -------     -------     -------

TOTAL CERTIFICATES OF DEPOSIT ......     $ 8,086     $ 7,342     $10,339     $11,077     $36,844
                                         =======     =======     =======     =======     =======

BORROWINGS

         Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB of Chicago when they are a less costly source of funds or can be invested at a positive rate of return.

         The Bank obtains advances from the FHLB of Chicago secured by its capital stock in the FHLB of Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by borrowings from any other source. At December 31, 1999, the Bank's FHLB of Chicago advances totaled $41.1 million.

         The following table sets forth certain information regarding borrowings at and for the dates indicated:


                                                                   AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------------
                                                                 1999                1998               1997
                                                              ------------------------------------------------
                                                                            (DOLLARS IN THOUSANDS)

FHLB OF CHICAGO ADVANCES

Average balance outstanding.........................           $ 38,292            $ 32,792           $ 28,192
Maximum amount outstanding at any month
         end during the year........................             41,100              37,100             34,100
Balance outstanding at end of year..................             41,100              34,100             29,100
Weighted average interest rate during the
         year.......................................               5.39%               5.61%              6.29%
Weighted average interest rate at end of
         year.......................................               5.48%               5.34%              5.82%



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

         At December 31, 1999 North Federal had one active subsidiary, North Financial Corporation, which provides general insurance services to the customers of the Bank. The Bank's investment in its subsidiary was $12 at December 31, 1999. For the year ended December 31, 1999, North Financial Corporation had net income of $1.



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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1999, the Bank's lending limit under this restriction was $3.1 million. North Federal is in compliance with the loans-to-one-borrower limitation.


INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

         As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC- insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take action, and may terminate deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (I.E., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (I.E., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. At December 31, 1999, the Bank was classified as a well-capitalized institution.

         SAIF-insured institutions are also required to pay an assessment for the repayment of interest on obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980's, in the amount equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to 1.52 basis points for each $100 in domestic deposits. It is expected that the assessment will soon be changed to approximately 2 basis points for all insured institutions regardless of fund. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017.

REGULATORY CAPITAL REQUIREMENTS

         All federally insured savings institutions are required to maintain minimum capital standards, including a tangible capital, a leverage ratio (or core capital) and a risk-based capital. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 1999, the Bank had tangible capital of $11.9 million, or 9.0% of adjusted total assets, which is approximately $9.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital plus certain intangible assets. At December 31, 1999, North Federal had core capital equal to $11.9 million, or 9.0% of adjusted total assets, which is $8.0 million above the minimum leverage ratio requirement of 3.0% as in effect on that date.

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

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. North Federal had no such exclusions from capital and assets at December 31, 1999.

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

         On December 31, 1999, North Federal had total capital of $12.1 million (including $11.9 million in core capital and $231,000 in qualifying supplementary capital) and risk-weighted assets of $56.9 million or total capital of 21.4% of risk-weighted assets. This amount was $7.6 million above the 8.0% requirement in effect on that date.

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


QUALIFIED THRIFT LENDER TEST

         All savings institutions are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701 (a) (19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 1999, the Bank met the test and has always met the test since its effectiveness.

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


COMMUNITY REINVESTMENT ACT

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the OTS, in connection with the examination of North Federal, to assess the institution's record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.

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


FEDERAL HOME LOAN BANK SYSTEM

         North Federal is a member of the FHLB of Chicago, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It makes loans to members (I.E., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long- term advances must be used to provide funds for residential home financing.

         As a member, North Federal is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1999, the Bank had $2.2 million in FHLB stock, which was in compliance with this requirement.

         For the year ended December 31, 1999, dividends paid by the FHLB of Chicago to North Federal totaled $129,000. The $40,000 dividend received for the quarter ended December 31, 1999 reflects an annualized rate of 7.50%.

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

         Under the Small Business Act, the PTI Method was repealed and the Bank has been required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's taxable year beginning January 1, 1996. In addition, the Bank is required to recapture (i.e., take into taxable income) over six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) its "base year reserve," i.e., the balance of such reserves as of December 31, 1987 or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996.

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

         The Bank attracts all of its deposits through its two offices, primarily from the communities in which those offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, credit unions located in the same communities, as well as mutual funds and other investment alternatives. The Bank competes for these deposits by offering a variety of deposit accounts at highly competitive rates, convenient business hours, with interbranch deposit and withdrawal privileges at each branch and access to automated teller machines.


EMPLOYEES

         At December 31, 1999, the Company had a total of 37 employees, including two part-time employees. Management considers its employee relations to be excellent.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following is a description of the Company and the Bank's current executive officers who are not also directors.

         VICTOR E. CAPUTO - Mr. Caputo, age 55, joined the Bank as Senior Vice President for Operations in January 1995. He was appointed Executive Vice President and Corporate Secretary of the Company and the Bank in April 1995. He was appointed Chief Operating Officer in August 1998. Mr. Caputo formerly was Senior Vice President and Chief Operations Officer of Argo Federal Savings Bank. Mr. Caputo has also served as an audit supervisor at KPMG LLP in Chicago. He has over 25 years experience in the thrift industry. He is a member of the American Institute of Certified Public Accountants, the Financial Managers Society and the Illinois Society of Certified Public Accountants.

         JOSEPH M. PERRI - Mr. Perri, age 51, joined the Bank as Senior Vice President and Loan Department Manager in March 2000. He has been involved in loan origination, operations and management for over 25 years. Prior to joining the Bank he was Senior Vice President of LaSalle National Bank of Chicago where he was responsible for nationwide commercial mortgage production. He has also held executive level lending positions at Savings of America and Exchange National Bank of Chicago. He is a graduate of the University of Illinois and has attended the University of Wisconsin and Ohio State University.

         MARTIN W. TROFIMUK - Mr. Trofimuk, age 39, was appointed as Vice President and Treasurer of the Company and the Bank in 1993. Mr. Trofimuk has served in various capacities since joining the Bank in 1985. He is a past President of the Chicago Chapter of the Financial Managers Society and a member of the Institute of Financial Education.

         KARLA A. LAUER - Ms. Lauer, age 32, rejoined the Bank as Vice President in 1997. Ms. Lauer previously worked for the Bank as an Assistant Branch Manager and a New Accounts Officer in 1994 and 1995. Ms. Lauer has served as a Branch Manager for the Harris Bank and for Cragin Federal Savings and Loan Association. She is currently serving as Treasurer for the Old Town Chamber of Commerce.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Bank owns its main office building and leases space for its branch office. The Bank also owns a parking lot at 1635 N. Clark St., Chicago, Illinois. As of December 31, 1999, the net book value of the Bank's investment in premises, equipment and leaseholds was approximately $1,020,706. On February 25, 2000, the Bank entered into an agreement to sell the parking lot at 1635 N. Clark St. for $1.5 million. The transaction is expected to close in the second quarter of 2000.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Page 47 of the Company's 1999 Annual Report to Stockholders is incorporated by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Pages 4 through 15 of the Company's 1999 Annual Report to Stockholders are incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS

         Pages 16 through 46 of the Company's 1999 Annual Report to Stockholders are incorporated by reference.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

         Information concerning Directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which has been filed with the Securities and Exchange Commission.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, the Registrant complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners.


ITEM 10. EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which has been filed with the Securities and Exchange Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which will has been filed with the Securities and Exchange Commission.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which has been filed with the Securities and Exchange Commission.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS



                                                                             REFERENCE TO
                                                                             PRIOR FILING
                                                                              OR EXHIBIT
    REGULATION                                                                  NUMBER
   S-B EXHIBIT                                                                 ATTACHED
      NUMBER                              DOCUMENT                              HERETO
--------------------------------------------------------------------------------------
        2         Plan of acquisition, reorganization,                           None
                  arrangement, liquidation or succession
       3(I)       Certificate of Incorporation                                    *
      3(ii)       By-Laws                                                         *
        4         Instruments defining the rights of holders,                     *
                  including indentures
        9         Voting trust agreement                                         None
       10.1       1993 Stock Option and Incentive Plan                           ***
       10.2       Recognition and Retention Plan                                 ***
       10.3       Supplemental Employee Stock Retirement Plan                     *
       10.4       Form of employment agreement with Joseph A.                     *
                  Graber, Victor E. Caputo and Martin W.
                  Trofimuk
        11        Statement regarding computation of per share                   None
                  earnings
        13        Annual report to security holders                               13
        16        Letter on change in certifying accountant                      None
        18        Letter on change in accounting principles                      None
        21        Subsidiaries of Registrant                                      **
        22        Published report regarding matters submitted to                None
                  vote
        23        Consent of independent accountants                              23
        24        Power of attorney                                          Not required
        27        Financial data schedule                                         27
        28        Information from reports furnished to state                    None
                  insurance regulatory authorities
        99        Additional exhibits                                        Not required


-----------------------
* Filed as exhibits to the Registrant's Form S-1 registration statement (File No. 33-69444) and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 and incorporated herein by reference.

         (b)    REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on October 15, 1999 regarding the release of earnings for September 30, 1999 and a quarterly dividend.

                                   SIGNATURES


         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    NORTH BANCSHARES, INC.





                                    By:/s/ Mary Ann Hass
                                    --------------------------------
                                    Mary Ann Hass, Chairman
                                    (DULY AUTHORIZED REPRESENTATIVE)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Mary Ann Hass
-----------------------------------
Mary Ann Hass, Chairman

Date:    March 30, 2000
         --------------------------



/s/ James L. Ferstel
-----------------------------------
James L. Ferstel, Director

Date:    March 30, 2000
         --------------------------



/s/ Robert H. Rusher
-----------------------------------
 Robert H. Rusher, Director

Date:    March 30, 2000
         --------------------------



/s/ Elmer L. Hass
-----------------------------------
 Elmer L. Hass, Director

Date:    March 30, 2000
         --------------------------



/s/ Gregory W. Rose
-----------------------------------
Gregory W. Rose, Director

Date:    March 30, 2000
         --------------------------



/s/ Joseph A. Graber
-----------------------------------
Joseph A. Graber, President and Chief
Executive Officer and Director

Date:    March 30, 2000
         --------------------------



/s/ Frank J. Donati
-----------------------------------
Frank J. Donati, Director

Date:    March 30, 2000
         --------------------------


/s/ Martin W. Trofimuk
-----------------------------------
Martin W. Trofimuk, Vice President and
Treasurer(PRINCIPAL FINANCIAL AND ACCOUNTING
OFFICER)

Date:    March 30, 2000
         --------------------------