Form 10QSB
period 2000-03-31
NORTH BANCSHARES INC
filed 2000-05-11
CIK 912623

<PAGE 1>
=============================================================================
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000


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

                         Yes (X)                 No ( )

   As of April 30, 2000, there were 1,209,488 outstanding shares of the Registrant's Common Stock.

   Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

=============================================================================
<PAGE 2>


                                    NORTH BANCSHARES, INC.

                                       Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)
           Item 1. Consolidated Financial Statements                      3
                   Notes to Consolidated Financial Statements             7

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8

           Item 4. Recent Regulatory Developments                        11

Part II - OTHER INFORMATION                                              12
           Item 1. Legal Proceedings                                     12
           Item 6. Exhibits and Reports on Form 8-K                      12

FORM 10-QSB SIGNATURE PAGE                                               13

<PAGE 3>



Part I. Financial Information

Item 1. Consolidated Financial Statements


                                        NORTH BANCSHARES, INC.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                            (UNAUDITED)

ASSETS                                       MARCH 31, 2000   DEC 31, 1999
----------------------------------------------------------------------------
Cash and due from banks                           $ 1,403       $ 1,712
Interest-bearing deposits                           1,683         1,260
Federal funds sold                                  1,175         2,439
Investment in dollar-denominated mutual funds         238           466
--------------------------------------------------------------------------
   TOTAL CASH AND CASH EQUIVALENTS                  4,499         5,877

Investment securities available for sale           17,049        17,050
Mortgage-backed securities available for sale      14,182        14,528
Stock in Federal Home Loan Bank of Chicago          2,205         2,205
Loans receivable, net of allowance for loan
 losses of $235 at March 31, 2000 and $231 at
 December 31, 1999                                 90,746        88,989
Accrued interest receivable                           971           941
Due from broker                                     1,254             -
Premises and equipment, net                         1,011         1,033
Other assets                                           96            66
--------------------------------------------------------------------------
   TOTAL ASSETS                                   132,013       130,689
==========================================================================
LIABLITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
Deposit accounts                                   78,281        76,506
Borrowed funds                                     40,835        41,100
Advance payments by borrowers for
 taxes and insurance                                  686         1,092
Accrued interest payable and other liabilities      1,195           738
-------------------------------------------------------------------------
   TOTAL LIABILITIES                              120,997       119,436
-------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value. Authorized
 500,000 shares; none outstanding                       -             -
Common stock, $.01 Par value. Authorized
 3,500,000 shares; issued 1,914,075 shares             19            19
Additional paid-in capital                         13,291        13,393
Retained earnings, substantially restricted        11,093        11,115
Treasury stock at cost (702,705 shares at
 March 31, 2000 and 682,868 shares at
 December 31, 1999)                               (11,109)      (11,025)
Accumulated other comprehensive loss               (1,973)       (1,916)
Common stock acquired by Employee Stock
   Ownership Plan                                    (305)         (333)
--------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                      11,016        11,253
--------------------------------------------------------------------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $132,013      $130,689
==========================================================================


   See accompanying notes to unaudited consolidated financial statements

<PAGE 4>


                             NORTH BANCSHARES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      1999          1998
-----------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                   $1,657        $1,528
  Interest-bearing deposits and federal funds sold       39            80
  Investment securities available for sale              302           252
  Mortgage-backed securities available for sale         230           230
  Investment in mutual funds                              6            13
  Dividends on FHLB stock                                41            29
----------------------------------------------------------------------------
TOTAL INTEREST INCOME                                 2,275         2,132
----------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposit accounts                                      840           797
  Borrowed funds                                        558           470
----------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                1,398         1,267
----------------------------------------------------------------------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES    877           865
PROVISION FOR LOAN LOSSES                                 4             -
----------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     873           865
----------------------------------------------------------------------------
NON-INTEREST INCOME:
  Gain on sale of investment securities
   available for sale                                     -            33
  Fees and service charges                               79            77
  Other                                                   4             4
----------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                83           114
----------------------------------------------------------------------------
NON-INTEREST EXPENSE:
  Compensation and benefits                             421           400
  Occupancy expense                                     130           112
  Professional fees                                      49            43
  Data processing                                        49            51
  Advertising and promotion                              44            23
  Federal deposit insurance premium                       4             9
  Other                                                  89            70
---------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                              786           708
---------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                              170           271
INCOME TAX EXPENSE                                       57            95
---------------------------------------------------------------------------
NET INCOME                                              113           176
===========================================================================
EARNINGS PER SHARE:
  Basic                                                 .10           .15
  Diluted                                               .09           .14
===========================================================================
AVERAGE SHARES OUTSTANDING:
  Basic                                           1,187,579     1,204,652
  Diluted                                         1,198,768     1,252,295
===========================================================================


    See accompanying notes to unaudited consolidated financial statements

<PAGE 5>

                               NORTH BANCSHARES, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                           (IN THOUSANDS, EXCEPT SHARE DATA)
                                     (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------

                                                                                                             Accumulated
                                                                         Additional                          other
                                                                Common     paid-in    Retained   Treasury    comprehensive
                                                                stock      capital    earnings     stock     income(loss)
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                    $   19      13,437      11,127    (10,664)      (153)

Comprehensive loss:
 Net Income                                                          -           -         176          -          -
Change in unrealized loss on
  securities available for sale, net                                 -           -           -          -       (231)

Comprehensive loss                                                   -           -           -          -          -

Payment on ESOP loan                                                 -           -           -          -          -
Market adjustment for common ESOP shares                             -          20           -          -          -
Purchase of treasury stock, 17,308 shares                            -           -           -       (205)         -
Cash dividend ($.11 per share)                                       -           -        (138)         -          -
Options exercised and reissuance of treasury
 stock, 6,500 shares                                                 -         (63)          -        107          -
--------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                                           19       13,394      11,165   (10,762)      (384)
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                                        19       13,393      11,115    (11,025)    (1,916)
Comprehensive income:
 Net income                                                          -            -         113          -          -
 Change in unrealized loss on
  securities available for sale, net                                 -            -           -          -        (57)

Comprehensive income                                                 -            -           -          -          -

Payment on ESOP loan                                                 -            -           -          -          -
Market adjustment for common ESOP shares                             -           11           -          -          -
Purchase of treasury stock, 32,451 shares                            -            -           -        (287)
Cash dividend ($.11 per share)                                       -            -        (135)          -
Options exercised and reissuance of
 treasury stock, 12,614 shares                                       -         (113)          -         203          -
-----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                                          $19       13,291      11,093     (11,109)    (1,973)
-------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
                                                                    Common
                                                                    stock
                                                                    acquired
                                                                    ESOP       Total
-------------------------------------------------------------------------------------
Balance at December 31, 1998                                        (444)       13,322
Comprehensive loss:
 Net income                                                            -           176
 Change in unrealized loss on
  securities available for sale, net                                   -          (231)
                                                                               --------
Comprehensive loss                                                     -           (55)

Payment on ESOP loan                                                   27           27
Market adjustment for common ESOP shares                                -           20
Purchase of treasury stock, 17,308                                      -         (205)
Cash dividend ($.11 per share)                                          -         (138)
Options exercised and reissuance of
 treasury stock, 6,500 shares                                           -           44
----------------------------------------------------------------------------------------
Balance at March 31, 1998                                            (417)      13,015
----------------------------------------------------------------------------------------

Balance at December 31, 1999                                         (333)      11,253

Comprehensive income:
 Net income                                                             -          113
 Change in unrealized loss on
  securities available for sale, net                                    -          (57)
                                                                                -------
Comprehensive income                                                    -          (56)

Payment on ESOP loan                                                   28           28
Market adjustment for common ESOP shares                                -           11
Purchase of treasury stock, 32,451 shares                               -         (287)
Cash dividend ($.11 per share)                                          -         (135)
Options exercised and reissuance of
 treasury stock, 12,614 shares                                          -           90
-----------------------------------------------------------------------------------------------
Balance at March 31, 2000                                            (305)       11,016
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


<PAGE 6>


                                   NORTH BANCSHARES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                      (IN THOUSANDS)

<Cation>


                                             FOR THE THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------------
                                                      2000          1999
---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  113           176
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       22            24
      Deferred loan fees, net of amortization              9             9
      Amortization of premiums and discounts              (1)          (43)
      ESOP expense                                        39            47
      Provision for loan losses                            4             -
      Gain on sale of investment securities available
        for sale                                           -           (33)
      Changes in assets and liabilities:
        (Increase) decrease in accrued interest
          receivable                                     (30)           48
        Increase in due from broker                   (1,254)            -
        Increase in other assets                         (30)          (18)
        Increase in other liabilities                    490           564
-----------------------------------------------------------------------------
Net cash (used in) provided by operating activities     (638)          774
-----------------------------------------------------------------------------
Cash flows from investing activities:
   Maturities of investment securities available
     for sale                                               -        2,039
   Purchase of investment securities available
     for sale                                               -       (3,987)
   Proceeds from sales of investment securities
     available for sale                                     -           64
   Proceeds from sales of mortgage-backed securities
     available for sale                                     -          411
   Repayment of mortgage-backed securities
     available for sale                                   258          634
   Loan originations                                   (4,389)      (5,918)
   Loan repayments                                      2,619        5,261
   Purchase of Federal Home Loan Bank of Chgo Stock         -         (150)
   Purchase of premises and equipment                       -          (16)
----------------------------------------------------------------------------
Net cash used in investing activities                  (1,512)      (1,662)
----------------------------------------------------------------------------
Cash flows from financing activities:
   Increase (decrease) in deposit accounts              1,775       (1,541)
   Proceeds from in borrowed funds                     18,735        3,000
   Repayments of borrowed funds                       (19,000)           -
   Decrease in advance payments by borrowers for
     taxes and insurance                                 (406)        (370)
   Payment of cash dividend                              (135)        (138)
   Proceeds from stock options exercised                   90           44
   Purchase of treasury stock                            (287)        (205)
----------------------------------------------------------------------------
Net cash provided by financing activities                 772          790
----------------------------------------------------------------------------
Net decrease in cash and cash equivalents              (1,378)         (98)
Cash and cash equivalents at beginning of period        5,877        9,746
----------------------------------------------------------------------------
Cash and cash equivalents at end of period             $4,499        9,648
============================================================================
Supplemental disclosures of cash flow information:
  Cash payments during the period for:
    Interest                                           $1,057          928
    Taxes                                                  25            -
Supplemental disclosures of noncash activities:
  Transfer of mortgage-backed securities from held
  to maturity to available for sale                         -        4,478
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

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial condition as of March 31, 2000 and results of operations for the three-month periods ended March 31, 2000 and March 31, 1999, but are not necessarily indicative of the results which may be expected for the entire year.

(2)  Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of North Bancshares, Inc. (the "Company"), its wholly-owned subsidiary, North Federal Savings Bank (the "Bank"), and the Bank's subsidiary North Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

------------------------------------------------------------------------------

                                                     For the three months
                                                        ended March 31,
 (In thousands, except share data)                   2000               1999
------------------------------------------------------------------------------
Numerator:
  Net Income                                      $    113               176
Denominator:
  Basic earnings per share-weighted
   average shares outstanding                    1,187,579         1,204,652
  Effect of dilutive stock options
   outstanding                                      11,189            47,642
  Diluted earnings per share-adjusted
   weighted average shares outstanding           1,198,768         1,252,295
Basic earnings per share                               .10               .15
Diluted earnings per share                             .09               .14
==============================================================================


<PAGE 8>
(4) Comprehensive income

     The following table sets forth the required disclosures of the reclassification amounts as presented on the statement of changes in stockholders' equity and the related tax effects allocated to each component of other comprehensive income for the periods indicated.


                                       Before         Tax         Net
                                        Tax        (Expense)     of Tax
(In thousands)                         Amount      or Benefit    Amount
-----------------------------------------------------------------------------
Three months ended March 31, 2000
Change in unrealized loss on
 securities available for sale, net     $ (87)          30         (57)
-----------------------------------------------------------------------------
Three months ended March 31, 1999
Change in unrealized holding loss on
 securities available for sale arising
 during the period, net                 $(383)         130        (253)
Less: reclassification adjustment for
 gain on securities available for sale
 included in net income                    33          (11)         22
-----------------------------------------------------------------------------
Change in net unrealized loss on
  securities available for sale, net    $(350)         119        (231)
-----------------------------------------------------------------------------


(5) Stock Repurchase Program

     On January 27, 2000, the Company announced the completion of its twelfth stock repurchase program and the begining of the thirteenth. The completed program amounted to 50,000 shares at an average cost of $10.31 per share. The new repurchase program amounts 50,000 shares or approximately 4.0% of the outstanding shares of the Company. The Company intends to repurchase shares in open market transactions or in privately negotiated transactions over a one year period. At March 31, 2000, 21,910 shares had been repurchased under the new program at an average cost of $8.15 per share. Management continues to believe that stock repurchase programs provide enhanced value to both the Company and its Stockholders.

(6) Dividend Declaration

     On January 19, 2000, the company announced that the Board of Directors declared a quarterly dividend of $.11 per share, which was paid on February 15, 2000 to stockholders of record on February 1, 2000. On April 14, 2000, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, to be paid on May 15, 2000 to stockholders of record on May 1, 2000.

(7) Commitments and Contingencies

     At March 31, 2000, the Bank had outstanding commitments to originate loans in the amount of $2.1 million at an average rate of 9.29% and unused equity lines of credit totaling $1.4 million.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The primary business of the Company is that of an independent community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public or borrows funds and uses such funds to originate or acquire one-to-four family residential mortgages, loans secured by small apartment buildings or mixed use properties, equity lines of credit secured by real estate and commercial real estate loans. The Company also invests in
U. S. Government and agency securities, federal agency mortgage-backed securities, investment grade securities, common stocks of other financial institutions and money market accounts.

<PAGE 9>

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


Forward-Looking Statements

     When used in this 10-QSB, and in other filings by the Company with the SEC, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including but not limited to, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

     The comapny experienced no problems with hardware or software systems at the beginning of the year 2000 and continues to experience no problems or issues related to the millenium issue. The company is not aware of any borrowers experiencing significant Year 2000 related difficulties or any vendors used by the Company which have experienced significant Year 2000 related difficulties. The Company spent approximately $40,000 during 1998 and 1999 on Year 2000 related hardware, software and contingency planning.

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


Liquidity and Capital Resources

     The Banks's primary sources of funds are deposits, borrowings from the FHLB of Chicago, amortization and prepayment of loans and mortgage-backed securities, sales and maturities of investment and mortgage-backed securities and occasionally the use of reverse repurchase agreements. The Bank can also borrow from its correspondent banks. The Bank uses its liquid resources to fund loan commitments, to meet operating expenses, to purchase investment securities and to fund deposit withdrawals. Management believes that loan repayments and the Bank's other sources of funds will be adequate to meet the liquidity needs of the Bank.

<PAGE 10>

     The OTS requires minimum levels of liquid assets. OTS regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable accounts and borrowings payable in one year or less. At March 31, 2000, the Bank's liquidity ratio was 4.0% compared with 8.9% at March 31, 1999. The decrease in liquidity was the result of funds reinvested into loans from shorter term liquid assets.

     Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a percentage of risk-adjusted assets. At March 31, 2000, the Bank exceeded all of its regulatory capital requirements. At such date, the Bank's tangible capital core capital and risk-based capital of $11.9 million, $11.9 million and $12.2 million, respectively, exceeded the applicable minimum requirements by $9.9 million or 7.4%, $7.9 million or 5.9% and $7.4 million or 12.4%, respectively.

Changes In Financial Condition

     Total assets amounted to $132.0 million at March 31, 2000, an increase of $1.3 million from $130.7 million at December 31, 1999.

     Loans receivable amounted to $90.7 million at March 31, 2000, an increase of $1.7 million from $89.0 million at December 31, 1999. The Company originated $4.4 million in mortgage, consumer and commercial loans during the three months ended March 31, 2000 compared with $5.9 million for the three months ended March 31, 1999. Repayments of loans during the three months ended March 31, 2000 amounted to $2.6 million compared with $5.3 million during the three months ended March 31, 1999. The decrease in repayments was primarily due to the effect of higher interest rates on prepayments and refinances.

     Total deposits amounted to $78.3 million at March 31, 2000, compared with $76.5 million at December 31, 1999. The $1.8 million increase was primarily attributable to a $1.9 million increase in certificates of deposit due to a deposit promotion and a brokered certificate of deposit which amounted to $1.2 million.

     Borrowed funds decreased $265,000 to $40.8 million at March 31, 2000 from $41.1 million at December 31, 1999. The decrease was attributable to partial repayment of a $3.0 million FHLB advance, the balance of which was refinanced during the quarter.

     Accrued interest payable and other liabilities amounted to $1.2 milion at March 31, 2000, an increase of $457,000 from $738,000 at December 31, 1999.
The increase is primarily attributable to accrued interest on certificates of deposit that pay interest once a year in December.

     Stockholders' equity totaled $11.0 million at March 31, 2000 compared with $11.2 million at December 31, 1999. The decrease was primarily attributable to the purchase of treasury stock, dividends paid and an increase in the unrealized loss on securities available for sale, partially offset by net income and proceeds from the exercise of stock options.


Comparison Of Operating Results For the three Months ended March 31, 2000 And March 31, 1999

     General. Net income was $113,000 for the three months ended March 31, 2000, a decrease of $63,000 from $176,000 for the three months ended March 31, 1999. Diluted earnings per share amounted to $.09 for the three months ended March 31, 2000, a decrease of $.05 from $.14 per share for the three months ended March 31, 1999. The decrease in net income and earnings per share is primarily related to a $33,000 decrease in gain on the sale of investment securities available for sale. In addition, there was a $21,000 increase in advertising and promotion expense and a $21,000 increase in compensation and benefits expense over the prior year quarter, offset partially by lower income tax expense.

     Interest Income. Interest income increased by $143,000 and amounted to $2.3 million for the three months ended March 31, 2000 compared with $2.1 million for the three months ended March 31, 1999. There was an increase in the annualized yield on average interest-earning assets from 6.95% for the three months ended March 31, 1999 to 7.07% for the three months ended March 31, 2000. In addition, there was an increase in average interest-earning assets to $128.6 million for the three months ended March 31, 2000 compared with $122.6 million for the three months ended March 31, 1999.

<PAGE 11>

     Interest Expense. Interest expense increased $131,000 and amounted to $1.4 million for the three months ended March 31, 2000, compared with $1.3 million for the three months ended March 31, 1999. The annualized average cost of interest-bearing liabilities increased to 4.85% for the three months ended March 31, 2000 from 4.66% for the three months ended March 31, 1999. The increase was due primarily to an increase in the average cost of money market accounts and borrowed funds. In addition, there was an increase in average interest-bearing liabilities to $115.3 million for the three months ended March 31, 2000 from $108.8 million for the three months ended March 31, 1999.

     Provision For Loan Losses. The Company provided for an addition $4,000 to its allowance for loan losses for the three months ended March 31, 2000 compared with no provision for the three months ended March 31, 1999. The allowance for loan losses was $235,000 at March 31, 2000 and $214,000 at March 31, 1999. The allowance for loan losses amounted to .26% of loans receivable at March 31, 2000 and at March 31, 1999. There were no loans delinquent 90 days or more at March 31, 2000. Future additions to the Company's allowance are dependent upon various factor such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates, and the view of the regulatory authorities toward reserve levels and inflation.

     Non-Interest Income. Non-interest income amounted to $83,000 for the three months ended March 31, 2000, an decrease of $31,000 from $114,000 for the three months ended March 31, 1999. The decrease was primarily attributable to a $33,000 decrease in gain on the sale of investment securities available for sale.

     Non-Interest Expense. Non-interest expense increased by $78,000 to $786,000 for the three months ended March 31, 2000, compared with $708,000 for the three months ended March 31, 1999. There was a $21,000 increase in advertising and promotion expense primarily related to a deposit account promotion and a $21,000 increase in compensation and benefits expense related to salary increases and increased health insurance costs. In addition, there was an $18,000 increase in occupancy expense primarily related to increased real estate taxes and expenses related to the sale of the Bank's employee parking lot.

     Income Tax Expense. Income tax expense amounted to $57,000 for the three months ended March 31, 2000 compared with $95,000 for the three months ended March 31, 1999. The decrease was primarily attributable to a decrease in income before taxes. The effective tax rate amounted to 33.5% for the three months ended March 31, 2000 compared with 35.1% for the three months ended March 31, 1999.

Item 4. Recent Regulatory Developments

     On November 12, 1999, the Graham-Leach Bliley Act ("the Act"), was signed into law. The Act will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve System determines by regulation or order is financial in nature and does not pose a threat to the safety and soundness of the depository institution or the financial system generally.

     The Act limits the nonbanking activities of unitary savings and loan holding companies by generally prohibiting any savings and loan holding company from engaging in any activity other than activities that are currently permitted for multiple savings and loan holding companies or are permissible for financial holding companies. The Act prohibits any company from acquiring control of a saviangs association or savings and loan holding company unless the acquiring company engages in permissible activities. The Act creates an exemption from the general prohibitions for unitary savings and loan holding companies in existence or formed pursuant to an application pending before the Office of Thrift Supervision, on or before May 4, 1999, which includes the Company.

     Various bank regulatory agencies have begun issuing regulations as mandated by the Act. In addition, all federal bank regulatory agencies have jointly issued a proposed regulation that would implement the privacy provision of the Act. At this time, it is not possible to predict the impact of the Act and its implementing regulations may have on the Company.

<PAGE 12>

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.


          Item 6. Exhibits and Reports on Form 8-K

          (A)  Exhibits:
               EX-27 Financial Data Schedule

          (B) 1. Form 8-K dated January 19, 2000, Registrant issued press release dated January 19, 2000 regarding fourth quarter 1999 earnings and a regular quarterly dividend.
               2. Form 8-K dated January 27, 2000 regarding the completion of a stock repurchase program and the beginning of a new stock repurchase program.
               3. Form 8-K dated February 25, 2000 regarding a planned asset sale.
               4. Form 8-K dated February 28, 2000 regarding the hiring of
                  Joseph M. Perri as loan department manager.


<PAGE 13>


                                                    SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NORTH BANCSHARES,INC.
                                            (Registrant)


                                        ------------------------------
Date    May 11, 2000                    /S/ Joseph A. Graber
                                        Joseph A. Graber
                                        President and Chief Executive Officer



                                        ------------------------------
Date    May 11, 2000                    /S/ Martin W. Trofimuk
                                        Martin W. Trofimuk
                                        Vice President and
                                        Treasurer