Form 10QSB
period 2000-06-30
NORTH BANCSHARES INC
filed 2000-08-11
CIK 912623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000


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

                           Yes (X)                            No ( )


      As of July 31, 2000, there were 1,194,487 outstanding shares of the Registrant's Common Stock.


      Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

                                              NORTH BANCSHARES, INC.

                                                 Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)
         Item 1. Consolidated Financial Statements                         3
                 Notes to Consolidated Financial Statements                7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9

         Item 4. Recent Regulatory Developments                           13


Part II - OTHER INFORMATION                                               14
         Item 1. Legal Proceedings                                        14
         Item 4. Submission of Matters to a Vote of Security Holders.     14
         Item 6. Exhibits and Reports on Form 8-K                         14


FORM 10-QSB SIGNATURE PAGE                                                15

Part I. Financial Information

Item 1. Consolidated Financial Statements



                                                       NORTH BANCSHARES, INC.
                                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                                            (UNAUDITED)


ASSETS                                                                 JUNE 30, 2000  DEC 31, 1999
Cash and due from banks                                                    $   1,553     $   1,712
Interest-bearing deposits                                                      1,373         1,260
Federal funds sold                                                             2,163         2,439
Investment in dollar-denominated mutual funds                                  1,389           466
------------------------------------------------------------------------------------ -------------
   TOTAL CASH AND CASH EQUIVALENTS                                             6,478         5,877
Investment securities available for sale                                      16,854        17,050
Mortgage-backed securities available for sale                                 13,910        14,528
Stock in Federal Home Loan Bank of Chicago                                     1,805         2,205
Loans receivable, net of allowance for loan losses of $262 at
 June 30, 2000 and $231 at December 31, 1999                                  91,175        88,989
Accrued interest receivable                                                      951           941
Premises and equipment, net                                                      812         1,033
Other assets                                                                     179            66
------------------------------------------------------------------------------------ -------------
   TOTAL ASSETS                                                              132,164       130,689
------------------------------------------------------------------------------------ -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------ -------------
Deposit accounts                                                              81,131        76,506
Borrowed funds                                                                36,265        41,100
Advance payments by borrowers for taxes and insurance                          1,140         1,092
Accrued interest payable and other liabilities                                 1,672           738
------------------------------------------------------------------------------------ -------------
   TOTAL LIABILITIES                                                         120,208       119,436
------------------------------------------------------------------------------------ -------------

Preferred stock, $.01 par value. Authorized 500,000 shares; none
  outstanding                                                                      -             -
Common stock, $.01 par value. Authorized 3,500,000 shares; issued
  1,914,075 shares                                                                19            19
Additional paid in capital                                                    13,258        13,393
Retained earnings, substantially restricted                                   11,994        11,115
Treasury stock, at cost (715,588 shares at June 30, 2000
  and 682,868 shares at December 31, 1999)                                   (11,192)      (11,025)
Accumulated other comprehensive loss                                          (1,845)       (1,916)
Common stock acquired by Employee Stock Ownership Plan                          (278)         (333)
------------------------------------------------------------------------------------ -------------
   TOTAL STOCKHOLDERS' EQUITY                                                 11,956        11,253
------------------------------------------------------------------------------------ -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $132,164      $130,689
------------------------------------------------------------------------------------ -------------

See accompanying notes to unaudited consolidated financial statements.


                                                       NORTH BANCSHARES, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                    JUNE 30,                  JUNE 30,
                                                                               2000          1999          2000         1999

INTEREST INCOME:
  Loans receivable                                                            $1,690       $1,556        $3,347        $3,084
  Interest-bearing deposits and federal funds sold                                59           51            98           131
  Investment securities available for sale                                       314          304           616           556
  Mortgage-backed securities available for sale                                  226          242           456           472
  Investment in mutual funds                                                       5            3            11            16
  Dividends on FHLB stock                                                         36           31            77            60
-----------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                                          2,330        2,187         4,605         4,319
-----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposit accounts                                                               877          804         1,717         1,601
  Borrowed funds                                                                 572          507         1,130           977
-----------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                         1,449        1,311         2,847         2,578
-----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                             881          876         1,758         1,741
PROVISION FOR LOAN LOSSES                                                         27            8            31             8
-----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                              854          868         1,727         1,733
-----------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Gain (loss) on sale of investment securities available for sale               (90)           49          (90)            82
  Other than temporary decline in value of securities available for sale        (24)            -          (24)             -
  Gain on sale of real estate                                                  1,322            -         1,322             -
  Fees and service charges                                                        70           65           149           142
  Other                                                                            6            5            10             9
-----------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                                      1,284          119         1,367           233
-----------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
  Compensation and benefits                                                      429          395           850           795
  Occupancy expense                                                              111          107           241           219
  Professional fees                                                               66           49           115            92
  Data processing                                                                 55           52           104           103
  Advertising and promotion                                                       41           38            85            61
  Federal deposit insurance premium                                                4            2             8            11
  Other                                                                           93          100           182           170
-----------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                                       799          743         1,585         1,451
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                     1,339          244         1,509           515
INCOME TAX EXPENSE                                                               306           94           363           189
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     1,033          150         1,146           326
-----------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
  Basic                                                                          .88          .12           .97           .27
  Diluted                                                                        .87          .12           .96           .26
-----------------------------------------------------------------------------------------------------------------------------
AVERAGE SHARES OUTSTANDING:
  Basic                                                                    1,171,405    1,196,851     1,181,380     1,202,731
  Diluted                                                                  1,180,442    1,248,706     1,190,906     1,252,032
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.


                                                     NORTH BANCSHARES, INC.
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     (DOLLARS IN THOUSANDS)
                                             SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                                          (UNAUDITED)

                                                                                            Accumulated     Common
                                                          Additional                        other           stock
                                                  Common  paid in     Retained   Treasury   comprehensive   acquired
                                                  Stock   capital     earnings   stock      income (loss)   by ESOP     Total

Balance at December 31, 1998                      $19      13,437     11,127     (10,664)      (153)         (444)     13,322
Comprehensive loss:
 Net income                                         -           -        326           -          -             -         326
 Change in unrealized loss on securities
  available for sale, net                           -           -          -           -       (995)            -        (995)
                                                                                                                      -------
Comprehensive loss                                  -           -          -           -          -             -        (669)
Payment on ESOP loan                                -           -          -           -          -            55          55
Market adjustment for common ESOP shares            -          46          -           -          -             -          46
Purchase of treasury stock, 36,358 shares           -           -          -        (470)         -             -        (470)
Cash dividend ($.22 per share)                      -           -       (276)          -          -             -        (276)
Options exercised and reissuance of treasury
 stock, 9,500 shares                                -         (85)         -         157          -             -          72
-------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                           19      13,398     11,177     (10,977)    (1,148)         (389)     12,080
===============================================================================================================================

Balance at December 31, 1999                       19      13,393     11,115     (11,025)    (1,916)         (333)     11,253
Comprehensive income:
 Net income                                         -           -      1,146           -          -             -       1,146
 Change in unrealized loss on securities
  available for sale, net                           -           -          -           -         71             -          71
                                                                                                                       ------
Comprehensive income                                -           -          -           -          -             -       1,217
Payment on ESOP loan                                -           -          -           -          -            55          55
Market adjustment for common ESOP shares            -          19          -           -          -             -          19
Purchase of treasury stock, 49,830 shares           -           -          -        (442)         -             -        (442)
Cash dividend ($.22 per share)                      -           -       (267)          -          -             -        (267)
Options exercised and reissuance of treasury
 stock, 17,110 shares                               -        (154)         -         275          -             -         121
-------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                          $19      13,258      11,994    (11,192)     (1,845)         (278)     11,956
===============================================================================================================================

See accompanying notes to unaudited consolidated financial statements.


                                                     NORTH BANCSHARES, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)
                                                         (IN THOUSANDS)

                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                2000          1999
Cash flows from operating activities:
  Net Income                                                                 $ 1,146           326
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                51            54
     Deferred loan costs, net of amortization                                     15             8
     Amortization of premiums and discounts, net                                   2           (53)
     ESOP expense                                                                 74           101
     Provision for loan losses                                                    31             8
     Gain on sale of real estate                                              (1,322)            -
     Loss (gain) on sale of investment securities available for sale             114           (82)
     Changes in assets and liabilities:
      Decrease (increase) in accrued interest receivable                          14           (81)
      Increase in other assets, net                                             (137)         (119)
      Increase in other liabilities                                              897           996
---------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        885         1,158
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Maturities of investment securities available for sale                           -         2,135
  Purchase of investment securities available for sale                        (1,991)       (6,192)
  Proceeds from sales of investment securities available for sale              2,191           255
  Purchase of mortgage-backed securities available for sale                        -        (3,680)
  Proceeds from sales of mortgage-backed securities available for sale             -         1,713
  Repayment of mortgage-backed securities available for sale                     606         1,006
  Loan originations                                                           (7,382)      (13,745)
  Loan repayments                                                              5,150        10,594
  Procees from sale of real estate                                             1,500             -
  Sale (purchase) of Federal Home Loan Bank of Chicago stock                     477          (150)
  Federal Home Loan Bank of Chicago stock dividend                               (77)            -
  Purchase of premises and equipment                                              (8)          (62)
---------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                              466        (8,126)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase (decrease) in deposit accounts                                      4,625          (691)
  Proceeds  from borrowed funds                                               25,745         5,500
  Repayments of borrowed funds                                               (30,580)        2,000
  Increase in advance payments by borrowers for taxes and insurance               48           112
  Payment of cash dividend                                                      (267)         (276)
  Proceeds from stock options exercised                                          121            72
  Purchase of treasury stock                                                    (442)         (470)
---------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                             (750)        2,247
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             601        (4,721)
Cash and cash equivalents at beginning of period                               5,877         9,746
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $6,478         5,025
---------------------------------------------------------------------------------------------------
Supplemental  disclosures  of cash flow  information:
  Cash payments during the period for:
  Interest                                                                    $2,233         1,971
  Taxes                                                                          125            55
Supplemental disclosures of noncash activities:
  Transfer of mortgage-backed securities from held to maturity to
    available for sale                                                             -         4,478
---------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1)  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial condition as of June 30, 2000 and results of operations for the three and six month periods ended June 30, 2000 and June 30, 1999, but are not necessarily indicative of the results which may be expected for the entire year.

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

                                                         For the three months         For the six months
                                                            ended June 30,               ended June 30,

(In thousands, except share data)                          2000           1999          2000          1999
----------------------------------------------------------------------------------------------------------
Numerator:
 Net Income                                              $1,033            150         1,146           326
Denominator:
 Basic earnings per share-weighted average
  shares outstanding                                  1,171,405      1,196,851     1,181,380     1,204,731
 Effect of dilutive stock options outstanding             9,037         51,855         9,526        49,301
 Diluted earnings per share-adjusted weighted
  average shares outstanding                          1,180,442      1,248,706     1,190,906     1,254,032
Basic earnings per share                                    .88            .12           .97           .27
Diluted earnings per share                                  .87            .12           .96           .26
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

4) Comprehensive income

         The following table sets forth the required disclosures of other comprehensive income (loss) as presented on the statement of changes in stockholders' equity and the related tax effects allocated to each component of other comprehensive income for the periods indicated.

                                                                   Before         Tax             Net
                                                                   Tax            (Expense)       of Tax
(In thousands)                                                     Amount         or Benefit      Amount
--------------------------------------------------------------------------------------------------------
Three months ended June 30, 2000
Change in unrealized loss on securities available for sale
 arising during the period, net                                      309           (106)           203
Less: reclassification adjustment for gain on securities
 available for sale included in net income                          (114)            39            (75)
--------------------------------------------------------------------------------------------------------
Change in unrealized loss on securities available
for sale, net                                                      $ 195            (67)           128
--------------------------------------------------------------------------------------------------------
Three months ended June 30, 1999
Change in unrealized loss on securities available for
sale arising during the period, net                                $(383)           130           (253)
Less: reclassification adjustment for gain on
  securities available for sale included in net income                33            (11)            22
--------------------------------------------------------------------------------------------------------
Change in unrealized gain on securities available
for sale, net                                                     $ (350)           119           (231)
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Six months ended June 30, 2000
Unrealized holding loss on securities available for
 sale arising during the period                                     $221            (75)           146
Less: reclassification adjustment for gain on
 securities available for sale included in net income               (114)            39            (75)
-------------------------------------------------------------------------------------------------------
Change in net unrealized loss on securities available
 for sale                                                          $ 107            (36)            71
-------------------------------------------------------------------------------------------------------
Six months ended June 30, 1999
Unrealized holding loss on securities available for
 sale arising during the period                                 $ (1,589)           540         (1,049)
Less: reclassification adjustment for gain on
 securities available for sale included in net income                 82            (28)            54
-------------------------------------------------------------------------------------------------------
Change in net unrealized loss on securities available
 for sale                                                      $  (1,507)           512           (995)
-------------------------------------------------------------------------------------------------------


(5) Stock Repurchase Program

         On January 27, 2000, the Company announced the beginning of the thirteenth stock repurchase program. The repurchase program amounts to 50,000 shares or approximately 4.0% of the outstanding shares of the Company. The Company intends to repurchase shares in open market transactions or in privately negotiated transactions over a one year period. At June 30, 2000, 39,289 shares had been repurchased under the new program at an average cost of $8.91 per share. Management continues to believe that stock repurchase programs provide enhanced value to both the Company and its stockholders.

(6) Dividend Declaration

         On April 14, 2000, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, which was paid on May 15, 2000 to stockholders of record on May 1, 2000. On July 14, 2000, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, to be paid on August 15, 2000 to stockholders of record on August 1, 2000.

(7) Commitments and Contingencies

         At June 30, 2000, the Bank had outstanding commitments to originate loans in the amount of $4.0 million at an average rate of 9.50% and unused equity lines of credit totaling $1.8 million.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The primary business of the Company is that of an independent community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public or borrows funds and uses such funds to originate or acquire one-to-four family residential mortgages, loans secured by small apartment buildings or mixed use properties, equity lines of credit secured by real estate and commercial real estate loans. The Company also invests in U.S. Government and agency securities, federal agency mortgage-backed securities, investment grade securities, common stocks of other financial institutions and money market accounts.

         The Company's consolidated results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest paid on deposits and other borrowings, loan loss provisions and to a lesser degree on non-interest income less non- interest expense and income taxes. The Company's operating expenses consist principally of employee compensation and benefits, occupancy expenses, and other non-interest expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Forward-Looking Statements

         When used in this Form 10-QSB, and in other filings by the Company with the SEC, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Liquidity and Capital Resources

         The Bank's primary sources of funds are deposits, borrowings from the FHLB of Chicago, amortization and prepayment of loans and mortgage-backed securities, sales and maturities of investment and mortgage- backed securities and occasionally the use of reverse repurchase agreements. The Bank can also borrow from its correspondent banks. The Bank uses its liquid resources to fund loan commitments, to meet operating expenses, and to invest and to fund deposit withdrawals. Management believes that loan repayments and the Bank's other sources of funds will be adequate to meet the liquidity needs of the Bank.

         The OTS requires minimum levels of liquid assets. OTS regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable accounts and borrowings payable in one year or less. At June 30, 2000, the Bank's liquidity ratio was 5.8% compared with 4.6% for the quarter ended June 30, 1999.

         Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets and a risk-based capital standard expressed as a percentage of risk-adjusted assets. At June 30, 2000, the Bank exceeded all of its regulatory capital requirements. At such date, the Bank's tangible capital, core capital and risk-based capital of $12.9 million, $12.9 million and $13.2 million, respectively, exceeded the applicable minimum requirements by $10.9 million or 8.2%, $8.9 million or 6.7%, and $8.5 million or 14.4%, respectively.

Changes In Financial Condition

         Total assets amounted to $132.2 million at June 30, 2000, an increase of $1.5 million from $130.7 million at December 31, 1999. The increase was primarily attributable to a $2.2 million increase in net loans receivable partially offset by a $600,000 decrease in mortgage-backed securities available for sale.

         Loans receivable amounted to $91.4 million at June 30, 2000, an increase of $2.2 million from $89.2 million at December 31, 1999. The Company originated $7.4 million in residential mortgage, consumer and commercial real estate loans during the six months ended June 30, 2000 compared with $13.7 million during the six months ended June 30, 1999. Repayments of loans during the six months ended June 30, 2000 amounted to $5.1 million compared with $10.6 million during the six months ended June 30, 1999. The decrease in originations and repayments was primarily due to higher market rates of interest.

         Total deposits amounted to $81.1 million at June 30, 2000 compared with $76.5 million at December 31, 1999. The $4.6 million increase was primarily attributable to an increase in certificates of deposit. The increase in certificates was primarily due to the use of brokered certificates of deposit as a funding source for short term construction and commercial real estate loans and to reduce borrowed funds. Non-interest bearing checking balances increased $1.0 million to $3.3 million at June 30, 2000 from $2.3 million at December 31, 1999.

         Borrowed funds decreased $4.8 million to $36.3 million at June 30, 2000 from $41.1 million at December 31, 1999. The decrease was attributable to repayments of FHLB advances or other borrowings which matured or were called prior to maturity during the six months ended June 30, 2000.

         Accrued interest payable and other liabilities amounted to $1.7 million at June 30, 2000, an increase of $934,000 from $738,000 at December 31, 1999. The increase was primarily attributable to accrued interest on certificates of deposit that pay interest once a year in December.

         Stockholders' equity was $12.0 million at June 30, 2000 compared with $11.3 million at December 31, 1999. The increase was primarily attributable to a $1.1 million increase in retained earnings, primarily due to net income for the six month period, which was partially offset by $267,000 in dividend payments. In addition, there was a $167,000 increase in treasury stock.

Average Balance Sheet

         The following table presents certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively for the periods shown. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yield.

                                                  Three Months Ended June 30,                      Six Months Ended June 30,
                                             2000                          1999                           2000
                                --------------------------------------------------------------------------------------------
                                            Interest  Average              Interest  Average            Interest   Average
                                  Average    Earned\   Yield\   Average     Earned\   Yield\  Average    Earned\    Yield\
                                  Balance     Paid    Cost(3)   Balance      Paid      Cost   Balance     Paid       Cost
                                --------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
                                --------------------------------------------------------------------------------------------


Interest-earnings assets:
  Loans receivable                 $90,543    $1,690    7.47%   $84,622    $1,556     7.36%    $89,890  $3,347     7.45%
  Investment securities             19,051       319     6.70    18,308       333      7.28     18,765     627     6.68
  Mortgage-backed securities        14,891       226     6.07    15,912       242      6.08     15,039     456     6.06
  Federal funds sold                 2,357        43     7.30     2,651        36      5.43      2,248      68     6.05
  Other                              3,581        52     5.81     3,786        20      2.11      3,640     107     5.88
-----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets      130,423     2,330     7.15   125,279     2,187      6.98    129,582   4,605     7.11
Non-interest-earning assets          2,202                        3,075                          2,124
-----------------------------------------------------------------------------------------------------------------------
Total Assets                      $132,625                     $128,354                       $131,706
-----------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  MMDA & NOW accounts               23,821       241     4.05    21,490       202      3.76     23,880     475     3.98
  Passbook accounts                 12,884        88     2.73    13,609        93      2.73     12,912     177     2.74
  Certificate accounts              40,213       548     5.45    38,167       509      5.33     39,043   1,065     5.46
  Borrowed funds                    39,192       572     5.84    37,225       507      5.38     39,724   1,130     5.69
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities 116,110     1,449     4.99   110,491     1,311      4.72    115,559   2,847     4.93
Non-interest bearing deposits        2,825                        1,962                          2,664
Other liabilities                    2,255                        3,247                          2,131
------------------------------------------------------------------------------------------------------------------------
Total liabilities                  121,190                      115,700                        120,354
Stockholders' equity                11,435                       12,654                         11,352
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
 equity                           $132,625                     $128,354                       $131,706
------------------------------------------------------------------------------------------------------------------------

Net interest income/interest rate
 spread (1)                                      881     2.16%                876      2.26%             1,758     2.18%
------------------------------------------------------------------------------------------------------------------------

Net earning assets/net interest
margin (2)                         $14,313               2.70%  $14,288                2.80%   $14,023             2.71%
------------------------------------------------------------------------------------------------------------------------
Percentage of interest-earning
 assets to interest-bearing
liabilities                                  112.33%                       112.87%                      112.13%
------------------------------------------------------------------------------------------------------------------------

1. Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
2. Net interest margin represents net interest income divided by average interest-earning assets.
3. Average yield and costs for the three and six month periods presented are annualized for presentation purposes.


Comparison Of Operating Results For The Three Months Ended June 30, 2000 And June 30, 1999

         General. Net income was $1.0 million for the three months ended June 30, 2000, an increase of $883,000, from $150,000 for the three months ended June 30, 1999. Diluted earnings per share amounted to $.87 for the three months ended June 30, 2000, an increase of $.75, from $.12 per share for the three months ended June 30, 1999. The increase in net income and dilurted earnings per share was primarily related to a $1.3 million pre tax gain on the sale of real estate. The gain was partially offset by a $212,000 increase in income tax expense and a $139,000 decrease in gain on the sale of investment securities available for sale.

         Interest Income. Interest income increased by $143,000 and amounted to $2.3 million for the three months ended June 30, 2000 compared with $2.2 million for the three months ended June 30, 1999. There was an increase in the annualized yield on average interest-earning assets to 7.15% for the three months ended June 30, 2000 from 6.98% for the three months ended June 30, 1999 due primarily to an increase in higher yielding multi-family and commercial real estate lending. In addition there was an increase in average interest-earning assets to $130.4 million for the three months ended June 30, 2000 compared with $125.3 million for the three months ended June 30, 1999 due primarily to increased mortgage lending during the period.

         Interest Expense. Interest expense increased $138,000 and amounted to $1.4 million for the three months ended June 30, 2000, compared with $1.3 million for the three months ended June 30, 1999. The annualized average cost of interest-bearing liabilities increased to 4.99% for the three months ended June 30, 2000 from 4.72% for the three months ended June 30, 1999. The increase was due primarily to an increase in the average cost of money market deposit accounts and borrowed funds. In addition, there was an increase in average interest-bearing liabilities to $116.1 million for the three months ended June 30, 2000 from $110.5 million for the three months ended June 30, 1999.

         Provision For Loan Losses. The Company provided an additional $27,000 to its allowance for loan losses for the three months ended June 30, 2000 compared with $8,000 for the three months ended June 30, 1999. The allowance for loan losses was $262,000 at June 30, 2000 and $222,000 at June 30, 1999. The allowance for loan losses amounted to .29% of loans receivable at June 30, 2000 and .26% at June 30, 1999. The increase in the allowance was primarily attributable to an increase in commercial real estate lending and general economic conditions. There were no loans delinquent 90 days or more at June 30, 2000. Future additions to the Company's allowance are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward reserve levels and inflation.

         Non-Interest Income. Non-interest income amounted to $1.3 million for the three months ended June 30, 2000, an increase of $1.2 million from $119,000
for  the  three  months  ended  June  30,  1999.   The  increase  was  primarily
attributable to a $1.3 million gain on the sale of real estate due to the sale of the Bank's employee parking facility, partially offset by a 139,000 change from a gain to a loss on the sale of investment securities available for sale and $24,000 increase in other than temporary decline in value of securities available for sale. The decrease in gain on the sale of investment securities was primarily attributable to the sale of equity securities held by the Company. The capital loss generated by the sale was used to partially offset the capital gain generated by the sale of the parking facility for income tax purposes.

         Non-Interest Expense. Non-interest expense increased by $56,000 to $799,000 for the three months ended June 30, 2000, compared with $743,000 for the three months ended June 30, 1999. There was a $34,000 increase in compensation and benefits expense related to increased salary and benefit costs. In addition, there was a $17,000 increase in professional fees primarily related to the sale of the Bank's parking facility.

         Income Tax Expense. Income tax expense amounted to $306,000 for the three months ended June 30, 2000 compared with $94,000 for the three months ended June 30, 1999. The increase was primarily due to an increase in income before taxes. The effective tax rate amounted to 22.9% for the three months ended June 30, 2000 compared with 38.5% for the three months ended June 30, 1999 The effective tax rate for the quarter ended June 30, 2000 was lower due primarily to the utilization of capital loss carryforwards which had been previously reserved for and would have expired at the end of this fiscal year.


Comparison Of Operating Results For The Six Months Ended June 30, 2000 And June 30, 1999

         General. Net income amounted to $1.1 million for the six months ended June 30, 2000, an increase of $820,000 from $326,000 for the six months ended June 30, 1999. Diluted earnings per share amounted to $.96 for the six months ended June 30, 2000, an increase of $.70 from $.26 per share for the six months ended June 30, 1999. The increase was primarily attributable to a $1.1 million increase in non- interest income primarily related to a $1.3 million gain on the sale of real estate. This increase was partially offset by a $174,000 increase in income tax expense and a $134,000 increase in non-interest expense.

         Interest Income. Interest income increased $286,000 and amounted to $4.6 million for the six months ended June 30, 2000 compared with $4.3 million for the six months ended June 30, 1999. The increase was primarily attributable to an increase in average interest earning assets to $129.6 million for the six months ended June 30, 2000 from $124.0 million for the six months ended June 30, 1999. The increase was primarily attributable to a reallocation of liquid assets into higher yielding intermediate and longer term assets. In addition, there was an increase in the annualized yield on average interest-earning assets to 7.11% for the six months ended June 30, 2000 from 6.97% for the six months ended June 30, 1999. The increase in the annualized yield was primarily attributable to an improvement in the average yield on loans receivable to 7.45% for the six months ended June 30, 2000 from 7.39% for the six months ended June 30, 1999 due primarily to a change inthe portfolio mix.

         Interest Expense. Interest expense increased $269,000 and amounted to $2.8 million for the six months ended June 30, 2000 compared with $2.6 million for the six months ended June 30, 1999. The increase was primarily attributable to an increase in the average balance of interest-bearing liabilities to $115.6 million for the six months ended June 30, 2000 from $109.9 million for the six months ended June 30, 1999. In addition, there was an increase in the average cost of interest-bearing liabilities to 4.93% for the six months ended June 30, 2000 from 4.69% for the six months ended June 30, 1999 due to higher borrowing costs and an increase in the cost of certificates of deposit and money market deposit accounts.

         Provision For Loan Losses. The Company added $31,000 to its allowance for loan losses for the six months ended June 30, 2000 compared with $8,000 for the six months ended June 30, 1999. The allowance for loan losses was $262,000 at June 30, 2000 and amounted to .29% of loans receivable. The allowance for loan losses was $222,000 and amounted to .26% of loans receivable at June 30, 1999. The increase in the allowance was primarily attributable to an increase in commercial real estate lending and general economic conditions. There were no loans delinquent 90 days or more at June 30, 2000. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward reserve levels and inflation.

         Non-Interest Income. Non-interest income increased $1.1 million and amounted to $1.4 million for the six months ended June 30, 2000 compared with $233,000 for the six months ended June 30, 1999. The increase was primarily attributable to a $1.3 million gain on the sale of real estate related to the sale of an employee parking facility, partially offset by a $172,000 change from a gain to a loss on the sale of securities available for sale and a $24,000 increase in other than temporary decline in value of securities available for sale. The decrease in gain on the sale of investment securities was primarily attributable to the sale of equity securities held by the Company. The capital loss generated by the sale was used to partially offset the capital gain generated by the sale of the parking facility for income tax purposes.

         Non-Interest Expense. Non-interest expense increased $134,000 and amounted to $1.5 million for the six months ended June 30, 2000 compared with $1.4 million for the six months ended June 30, 1999. The increase was primarily attributable to a $55,000 increase in compensation and benefits expense related to increased salaries and benefits expense. In addition, there was a $24,000 increase in advertising and promotion expense related to deposit account promotions and a $22,000 increase in professional fees primarily related to the sale of the Bank's parking facility.

         Income Tax Expense. Income tax expense increased $174,000 and amounted to $363,000 for the six months ended June 30, 2000 compared with $189,000 for the six months ended June 30, 1999. The increase was primarily attributable to an increase in taxable income. The effective tax rate was 24.1% for the six months ended June 30, 2000 compared with 36.7% for the six months ended June 30, 1999. The effective tax rate for the waurter ended June 30, 2000 was lower due primarily to the utilization of capital loss carryforwards which had been previously reserved for and would have expired at the end of this fiscal year.

Item 4. Recent Regulatory Developments

         On November 12, 1999, the Gramm-Leach Bliley Act ("the "Act"), was signed into law. The Act will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve System determines by regulation or order is financial in nature and does not pose a substantial risk to the safety and soundness of depository institution or the financial system generally.

         The Act limits the nonbanking activities of unitary savings and loan holding companies by generally prohibiting any savings and loan holding company from engaging in any activity other than activities that are currently permitted for multiple savings and loan holding companies or are permissible for financial holding companies. The Act prohibits any company from acquiring control of a savings association or savings and loan holding company unless the acquiring company engages solely in permissible activities. The Act creates an exemption from the general prohibitions for unitary savings and loan holding companies in existence or formed pursuant to an application pending before the Office of Thrift Supervision, on or before May 4, 1999, which includes the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

         On April 26, 2000, the annual meeting of stockholders was held. At the meeting, James L. Ferstel and Gregory W. Rose were elected to serve as directors with terms expiring in 2003. Continuing on as directors were Mary Ann Hass and Joseph A. Graber whose terms will expire in 2001 and Elmer L. Hass, Robert H. Rusher and Frank J. Donati, whose terms will expire in the year 2002. In addition, the stockholders ratified the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

         The voting on each item presented at the annual meeting was as follows:

         Election of Directors                       For              Withheld
         James L. Ferstel                            926,300          201,070
         Gregory W. Rose                             934,052          193,318

         Ratification of the
         appointment of KPMG LLP as
         the Company's auditors for
         the fiscal year ending                                      Broker
         December 31, 2000          For        Against    Abstain    Non-votes
                                    1,109,347   10,448      7,575    None

 Item 6. Exhibits and Reports on Form 8-K

 (A)     Exhibits:
         EX-27 Financial Data Schedule

 (B)     1. Form 8-K dated April 14, 2000, Registrant issued a press release dated April 14, 2000 regarding first quarter 2000 earnings and a regular quarterly dividend.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NORTH BANCSHARES,INC.
                                              (Registrant)



Date   August 11, 2000                    /S/ Joseph A. Graber
                                          ----------------------------
                                          Joseph A. Graber
                                          President and Chief Executive Officer




Date   August 11, 2000                    /S/ Martin W. Trofimuk
                                          ----------------------------
                                          Martin W. Trofimuk
                                          Vice President and Treasurer