Form 10QSB
period 2000-09-30
NORTH BANCSHARES INC
filed 2000-11-13
CIK 912623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    --------------

                         Commission File Number 0-22800



                             NORTH BANCSHARES, INC.



         (Exact name of small business issuer as specified in its charter)

         Delaware                                  36-3915073
         --------                                  ----------
(State or other jurisdiction                       (I.R.S. Employer
of Incorporation or organization)                  Identification Number)


100 West North Avenue, Chicago, Illinois           60610-1399
----------------------------------------           ----------
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

               Yes (X)                            No ( )


      As of October 31, 2000, there were 1,183,353 outstanding shares of the Registrant's Common Stock.


      Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

                             NORTH BANCSHARES, INC.

                                Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)
         Item 1. Consolidated Financial Statements                           3
                 Notes to Consolidated Financial Statements                  7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         9

         Item 4. Recent Regulatory Developments                             14


Part II - OTHER INFORMATION                                                 14
         Item 1. Legal Proceedings                                          14
         Item 6. Exhibits and Reports on Form 8-K                           14


FORM 10-QSB SIGNATURE PAGE                                                  15

Part I. Financial Information

Item 1. Consolidated Financial Statements


                                            NORTH BANCSHARES, INC.
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                                  (UNAUDITED)

ASSETS                                                             SEPTEMBER 30, 2000    DEC 31, 1999
Cash and due from Banks                                                       $ 2,301      $   1,712
Interest-bearing deposits                                                       1,390          1,260
Federal funds sold                                                                491          2,439
Investment in dollar denominated mutual funds                                     518            466
----------------------------------------------------------------------------------------------------
   TOTAL CASH AND CASH EQUIVALENTS                                              4,700          5,877
Investment securities available for sale                                       17,095         17,050
Mortgage-backed securities available for sale                                  13,746         14,528
Stock in Federal Home Loan Bank of Chicago                                      1,705          2,205
Loans receivable, net of allowance for loan losses  of $262 at
  September 30, 2000 and $231 at December 31, 1999                             89,012         88,989
Accrued interest receivable                                                       915            965
Premises and equipment, net                                                       806          1,033
Other assets                                                                      194             42
----------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                               128,173        130,689
----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------
Deposit accounts                                                               80,152         76,506
Borrowed Funds                                                                 32,190         41,100
Advance payments by borrowers for taxes and insurance                             532          1,092
Accrued interest payable and other liabilities                                  3,096            738
----------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                          115,970        119,436
----------------------------------------------------------------------------------------------------

Preferred stock, $.01 par value. Authorized 500,000 shares; none
  outstanding                                                                       -              -
Common stock, $.01 par value. Authorized 3,500,000 shares; issued
  1,914,075 shares                                                                 19             19
Additional paid in capital                                                     13,234         13,393
Retained earnings, substantially restricted                                    11,988         11,115
Treasury stock, at cost (724,722 shares at September 30, 2000 and
  682,868 shares at December 31, 1999)                                        (11,246)       (11,025)
Accumulated other comprehensive loss                                           (1,542)        (1,916)
Common stock acquired by Employee Stock Ownership Plan                           (250)          (333)
----------------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                                  12,203         11,253
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $128,173       $130,689
----------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements



                                           NORTH BANCSHARES, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                                                    2000          1999           2000         1999
INTEREST INCOME:
  Loans receivable                                                                $1,710        $1,611         $5,057       $4,695
  Interest-bearing deposits and federal funds sold                                    49            32            147          163
  Investment securities available for sale                                           298           304            914          860
  Mortgage-backed securities available for sale                                      220           241            676          713
  Investment in mutual funds                                                           6             6             17           22
  Dividends on FHLB stock                                                             32            34            109           94
----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                                              2,315         2,228          6,920        6,547
----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposit accounts                                                                   871           797          2,588        2,398
  Borrowed funds                                                                     557           526          1,687        1,503
----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                             1,428         1,323          4,275        3,901
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                                 887           905          2,645        2,646
PROVISION FOR LOAN LOSSES                                                              -             9             31           17
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                  887           896          2,614        2,629
----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Gain (loss) on sale of investment securities available for sale                      -          (15)           (90)           75
  Other than temporary decline in value of securities available for sale               -          (24)           (24)         (32)
  Gain on sale of real estate                                                          -             -          1,322            -
  Loss on sale of loans                                                             (15)             -           (15)            -
  Fees and service charges                                                            69            73            218          215
  Other                                                                                6             4             16           13
----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                                             60            38          1,427          271
----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
  Compensation and benefits                                                          423           409          1,273        1,204
  Occupancy expense                                                                  104           106            345          325
  Professional fees                                                                   44            39            159          131
  Data processing                                                                     52            53            156          156
  Advertising and promotion                                                           40            49            125          110
  Federal deposit insurance premium                                                    2            23             10           34
  Other                                                                               89            85            271          255
----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                                           754           764          2,339        2,215
----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                           193           170          1,702          685
INCOME TAX EXPENSE                                                                    67            78            430          267
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                          $126         $  92         $1,272       $  418
-----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
  Basic                                                                              .11           .08           1.08          .35
  Diluted                                                                            .11           .07           1.07          .34
----------------------------------------------------------------------------------------------------------------------------------
AVERAGE SHARES OUTSTANDING:
  Basic                                                                        1,163,122     1,188,241      1,177,756    1,200,516
  Diluted                                                                      1,171,620     1,236,616      1,186,571    1,247,372
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

                                      NORTH BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      (DOLLARS IN THOUSANDS)
                               NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                            (UNAUDITED)

                                                                                                Accumulated     Common
                                                          Additional                            other           stock
                                                Common    paid in       Retained    Treasury    comprehensive   acquired
                                                Stock     capital       earnings    stock       income (loss)   by ESOP     Total
Balance at December 31, 1998                      $19     13,437        11,127      (10,664)      (153)           (444)    13,322
Comprehensive loss:
 Net income                                         -          -           418            -          -               -        418
 Change in unrealized loss on securities
  available for sale, net                           -          -             -            -     (1,642)              -     (1,642)
                                                                                                                         ---------
Comprehensive loss                                  -          -             -            -          -               -     (1,224)
Payment on ESOP loan                                -          -             -            -          -              83         83
Market adjustment for common ESOP shares            -         73             -            -          -               -         73
Purchase of treasury stock, 48,178 shares           -          -             -         (630)         -               -       (630)
Cash dividend ($.33 per share)                      -          -          (413)           -          -               -       (413)
Options exercised and reissuance of treasury
 stock, 16,500 shares                               -       (137)            -          269          -               -        132
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                      19     13,373         11,132     (11,025)    (1,795)           (361)    11,343
==================================================================================================================================

Balance at December 31, 1999                       19     13,393         11,115     (11,025)    (1,916)           (333)    11,253
Comprehensive income:
 Net income                                         -          -          1,272           -          -               -      1,272
 Change in unrealized loss on securities
  available for sale, net                           -          -              -           -        374               -        374
                                                                                                                          --------
Comprehensive income                                -          -              -           -          -               -      1,646
Payment on ESOP loan                                -          -              -           -          -              83         83
Market adjustment for common ESOP shares            -         28              -           -          -               -         28
Purchase of treasury stock, 63,130 shares           -          -              -        (561)         -               -       (561)
Cash dividend ($.33 per share)                      -          -           (399)          -          -               -       (399)
Options exercised and reissuance of treasury
 stock, 21,276 shares                               -       (187)             -         340          -               -        153
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                     $19     13,234         11,988     (11,246)    (1,542)           (250)    12,203
===================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.




                                                NORTH BANCSHARES, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    (IN THOUSANDS)
                                                                FOR THE NINE MONTHS ENDED SEPT 30,

                                                                                2000         1999
Cash flows from operating activities:
  Net Income                                                                 $ 1,272          418
  Adjustments  to  reconcile  net  income  to net  cash  provided by operating activities:
     Depreciation and amortization                                                73           73
     Deferred loan costs, net of amortization                                     38           15
     Amortization of premiums and discounts, net                                   4           (3)
     ESOP expense                                                                111          156
     Provision for loan losses                                                    31           17
     Loss (gain) on sale of investment securities available for sale             100          (75)
     Loss on sale of loans                                                        15
     Gain on sale of real estate                                              (1,322)           -
     Proceeds from sale of loans                                               1,767          425
     Federal Home Loan Bank of Chicago stock dividend                           (111)           -
     Changes in assets and liabilities:
      Decrease (increase) in accrued interest receivable                          50          (47)
      Increase in other assets, net                                             (152)          63
      Increase in other liabilities                                            2,167        1,011
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      4,043        2,053
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Maturities of investment securities available for sale                           -        2,135
  Purchase of investment securities available for sale                        (1,991)      (6,192)
  Proceeds from sales of investment securities available for sale              2,191          255
  Purchase of mortgage-backed securities available for sale                        -       (3,680)
  Proceeds from sales of mortgage-backed securities available for sale             -        2,005
  Repayment of mortgage-backed securities available for sale                     984        1,426
  Loan originations                                                          (11,347)     (22,027)
  Loan repayments                                                              9,487       13,537
  Sale (purchase) of Federal Home Loan Bank of Chicago Stock                     611         (250)
  Proceeds from sale of real estate                                            1,500            -
  Purchase of premises and equipment                                             (24)         (80)
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                            1,411      (12,871)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase (decrease) in deposit accounts                                      3,646         (744)
  Proceeds  from borrowed funds                                               34,140       12,000
  Repayments of borrowed funds                                               (43,050)      (5,000)
  (Decrease) increase in advance payments by borrowers for taxes
    and insurance                                                               (560)         585
  Payment of cash dividend                                                      (399)        (413)
  Proceeds from stock options exercised                                          153          132
  Purchase of treasury stock                                                    (561)        (630)
-------------------------------------------------------------------------------------------------
Net cash (used in)  provided by financing activities                          (6,631)       5,930
-------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                     (1,177)      (4,888)
Cash and cash equivalents at beginning of period                               5,877        9,746
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $4,700        4,858
-------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash payments during the period for:
  Interest                                                                    $3,528        3,078
  Taxes                                                                          250          105
Supplemental disclosures of noncash activities:
  Transfer of mortgage-backed securities from held to maturity to
    available for sale                                                             -        4,478
-------------------------------------------------------------------------------------------------

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

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial condition as of September 30, 2000 and results of operations for the three and nine month periods ended September 30, 2000 and September 30, 1999, but are not necessarily indicative of the results which may be expected for the entire year.

(2)  Principles of Consolidation

         The accompanying unaudited consolidated financial statements include the accounts of North Bancshares, Inc. (the "Company"), its wholly-owned subsidiary, North Federal Savings Bank (the "Bank"), and the Bank's subsidiary North Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                          For the three months       For the nine months
                                                           ended September 30,       ended September 30,
(In thousands, except share data)                         2000            1999          2000         1999
----------------------------------------------------------------------------------------------------------
Numerator:
 Net Income                                               $126              92         1,272          418
Denominator:
 Basic earnings per share-weighted average
  shares outstanding                                 1,163,122       1,188,241     1,177,756    1,200,516
 Effect of dilutive stock options outstanding            8,498          48,375         8,815       46,856
 Diluted earnings per share-adjusted weighted
  average shares outstanding                         1,171,620       1,236,616     1,186,756    1,247,372
Basic earnings per share                                   .11             .08          1.08          .35
Diluted earnings per share                                 .11             .07          1.07          .34
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

                                                             Before         Tax              Net
                                                             Tax            (Expense)        of Tax
(In thousands)                                               Amount          or Benefit      Amount
Three months ended September 30, 2000
Change in unrealized loss on securities available
for sale, net                                                $ 458           (155)             303
---------------------------------------------------------------------------------------------------
Three months ended September 30, 1999
Change in unrealized loss on securities available for
sale arising during the period, net                          $(941)           320             (621)
Less: reclassification adjustment for loss on
  securities available for sale included in net income         (39)            13              (26)
---------------------------------------------------------------------------------------------------
Change in unrealized gain on securities available
for sale, net                                                $(980)           333             (647)
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Nine months ended September 30, 2000
Unrealized holding loss on securities available for
 sale arising during the period                               $680           (231)             449
Less: reclassification adjustment for loss on
 securities available for sale included in net income         (114)            39              (75)
---------------------------------------------------------------------------------------------------
Change in net unrealized loss on securities available
 for sale                                                    $ 566           (192)              374
---------------------------------------------------------------------------------------------------
Nine months ended September 30, 1999
Unrealized holding loss on securities available for
 sale arising during the period                            $(2,530)           860            (1,670)
Less: reclassification adjustment for gain on
 securities available for sale included in net income           43            (15)               28
---------------------------------------------------------------------------------------------------
Change in net unrealized loss on securities available
 for sale                                                  $(2,487)           845            (1,642)
---------------------------------------------------------------------------------------------------


(5) Stock Repurchase Program

         On September 14, 2000, the Company completed the stock repurchase program announced on January 27, 2000. The Company repurchased 50,000 shares at an average price of $8.90. Also on September 14, 2000, the Company announced the beginning of another stock repurchase program. The new repurchase program amounts to 50,000 shares or approximately 4.0% of the outstanding shares of the Company. The Company intends to repurchase shares in open market transactions or in privately negotiated transactions over a one year period. At September 30, 2000, 2,589 shares had been repurchased under the new program at an average cost of $8.92 per share. Management continues to believe that stock repurchase programs provide enhanced value to both the Company and its stockholders.


(6) Dividend Declaration

         On July 14, 2000, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, which was paid on August 15, 2000 to stockholders of record on August 1, 2000. On October 16, 2000, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, to be paid on November 15, 2000 to stockholders of record on November 1, 2000.

(7) Commitments and Contingencies

         At September 30, 2000, the Bank had outstanding commitments to originate loans or fund participations in the amount of $4.3 million at an average rate of 9.14% and unused equity lines of credit totaling $2.4 million.


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

        The OTS requires minimum levels of liquid assets. OTS regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable accounts and borrowings payable in one year or less. At September 30, 2000, the Bank's liquidity ratio was 4.3% compared with 4.4% at September 30, 1999.

         Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets and a risk-based capital standard expressed as a percentage of risk-adjusted assets. At September 30, 2000, the Bank exceeded all of its regulatory capital requirements. At such date, the Bank's tangible capital, core capital and risk-based capital of $12.9 million, $12.9 million and $13.2 million, respectively, exceeded the applicable minimum requirements by $11.0 million or 8.5%, $9.0 million or 7.0%, and $8.6 million or 15.0%, respectively.

Changes In Financial Condition

         Total assets amounted to $128.2 million at September 30, 2000, a decrease of $2.5 million from $130.7 million at December 31, 1999. The decrease was primarily attributable to a $1.2 million decrease in cash and cash equivalents and an $800,000 decrease in mortgaged-backed securities available for sale.

         Net loans receivable amounted to $89.0 million at September 30, 2000 and at December 31, 1999. The Company originated $11.3 million in residential mortgage, consumer and commercial real estate loans during the nine months ended September 30, 2000 compared with $22.0 million during the nine months ended September 30, 1999. Repayments totaled $9.5 million and loan sales totaled $1.8 million during the nine months ended September 30, 2000 compared with $14.0 million in repayments and $425,000 in loan sales during the nine months ended September 30, 1999. The decrease in originations and repayments was primarily due to the effect of higher interest rates.

         Total deposits amounted to $80.2 million at September 30, 2000 compared with $76.5 million at December 31, 1999. The $3.7 million increase was primarily attributable to an increase in certificates of deposit. The increase in certificates was primarily due to the use of brokered certificates of deposit as a funding source for short term construction and commercial real estate loans and to repay borrowed funds. Non-interest bearing checking balances increased $1.0 million to $3.3 million at September 30, 2000 from $2.3 million at December 31, 1999.

         Borrowed funds decreased $8.9 million to $32.2 million at September 30, 2000 from $41.1 million at December 31, 1999. The decrease was primarily attributable to repayment of FHLB advances which were called by the FHLB prior to maturity due to the interest rate being below market.

         Accrued interest payable and other liabilities amounted to $3.1 million at September 30, 2000, an increase of $2.4 million from $738,000 at December 31, 1999. The increase is primarily attributable to accrued interest on certificates of deposit that pay interest once a year in December.

         Stockholders' equity was $12.2 million at September 30, 2000 compared with $11.3 million at December 31, 1999. The increase was primarily attributable to net income for the nine month period which was partially offset by $399,000 in dividend payments. In addition, there was a $374,000 improvement in accumulated other comprehensive loss primarily due to lower interest rates on certain agency securities and their effect on the securities portfolio. There was also a $221,000 increase in treasury stock related to stock repurchases. Book value per share increased to $10.26 at September 30, 2000 from $9.14 at December 31, 1999.

Average Balance Sheet

         The following table presents certain information relating to the Company's average balance sheet and reflects the average yield in assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively for the periods shown. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yield.

                                                         Three Months Ended September 30,

                                                    2000                               1999
                                      ---------------------------------------------------------------------
                                                   Interest   Average               Interest    Average
                                        Average    Earned\    Yield\    Average     Earned\     Yield\
                                        Balance      Paid     Cost(3)   Balance     Paid        Cost
                                      ---------------------------------------------------------------------
                                                              (Dollars in thousands)
                                      ---------------------------------------------------------------------

Interest-earnings assets:
  Loans receivable                      $90,627     $1,710      7.55%   $87,561      $1,611      7.36%
  Investment securities                  18,539        304      6.56     18,382         304      6.62
  Mortgage-backed securities             14,534        220      6.05     16,005         241      6.02
  Federal funds sold                      1,519         33      8.69      1,276          13      4.08
  Other                                   3,400         48      5.65      4,046          59      5.83
-----------------------------------------------------------------------------------------------------
Total interest-earning assets           128,619      2,315      7.20    127,270       2,228      7.00
Non-interest-earning assets               1,985                           2,367
-----------------------------------------------------------------------------------------------------
Total Assets                           $130,604                        $129,637
-----------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  MMDA & NOW accounts                    23,811        252      4.23     22,747         218      3.83
  Passbook accounts                      12,657         87      2.75     13,455          94      2.79
  Certificate accounts                   40,166        532      5.30     36,767         488      5.31
  Borrowed funds                         35,196        557      6.33     39,475         523      5.30
-----------------------------------------------------------------------------------------------------
Total interest-bearing liabilities      111,830      1,428      5.11    112,444       1,323      4.71
Non-interest bearing deposits             3,109                           2,169
Other liabilities                         3,669                           3,158
-----------------------------------------------------------------------------------------------------
Total liabilities                       118,608                         117,771
Stockholders' equity                     11,996                          11,866
-----------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
equity                                 $130,604                        $129,637
-----------------------------------------------------------------------------------------------------
Net interest income/interest rate
 spread (1)                                            887      2.09%                   905      2.30%
-----------------------------------------------------------------------------------------------------
Net earning assets/net interest
margin (2)                              $16,789                 2.76%   $14,826                  2.84%
------------------------------------------------------------------------------------------------------
Percentage of interest-earning
assets to interest-bearing LIabilities              115.01%                          113.19%
------------------------------------------------------------------------------------------------------

1. Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
2. Net interest margin represents net interest income divided by average interest-earning assets.
3. Average yields and costs for the three and nine month periods presented are annualized for presentation purposes.

Comparison Of Operating Results For The Three Months Ended September 30, 2000 And September 30, 1999

         General. Net income was $126,000 for the three months ended September 30, 2000, an increase of $34,000, from $92,000 for the three months ended September 30, 1999. Diluted earnings per share amounted to $.11 for the three months ended September 30, 2000, an increase of $.04, from $.07 per share for the three months ended September 30, 1999. The increase in net income and earnings per share was primarily related to a $22,000 increase in non-interest income and a $10,000 reduction in non-interest expense partially offset by an $18,000 decrease in net interest income.

         Interest Income. Interest income increased by $87,000 and amounted to $2.3 million for the three months ended September 30, 2000 compared with $2.2 million for the three months ended September 30, 1999. There was an increase in the annualized yield on average interest-earning assets to 7.20% for the three months ended September 30, 2000 from 7.00% for the three months ended September 30, 1999. The increase was primarily attributable to an increase in the average yield on loans receivable to 7.55% for the three months ended September 30, 2000 from 7.36% for the three months ended September 30, 1999. In addition there was an increase in average interest-earning assets to $128.6 million for the three months ended September 30, 2000 compared with $127.3 million for the three months ended September 30, 1999.

         Interest Expense. Interest expense increased $105,000 and amounted to $1.4 million for the three months ended September 30, 2000, compared with $1.3 million for the three months ended September 30, 1999. The annualized average cost of interest-bearing liabilities increased to 5.11% for the three months ended September 30, 2000 from 4.71% for the three months ended September 30, 1999. The increase was due primarily to an increase in the average cost of borrowed funds to 6.33% for the three months ended September 30, 2000 from 5.30% for the three months ended September 30, 1999. The increase in the average cost was partially offset by a decrease in average interest-bearing liabilities to $111.8 million for the three months ended September 30, 2000 from $112.4 million for the three months ended September 30, 1999.

         Provision For Loan Losses. The Company did not add to its allowance for loan losses for the three months ended September 30, 2000 compared with an additional $9,000 for the three months ended September 30, 1999. The allowance for loan losses was $262,000 at September 30, 2000 and $231,000 at September 30, 1999. The allowance for loan losses amounted to .29% of loans receivable at September 30, 2000 and .26% at September 30, 1999. There were no chargeoffs during the quarter and no loans were delinquent 90 days or more at September 30, 2000. Future additions to the Company's allowance are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward reserve levels and inflation.

         Non-Interest Income. Non-interest income increased by $22,000 and amounted to $60,000 for the quarter ended September 30, 2000 compared with $38,000 for the quarter ended September 30, 1999. The increase was primarily attributable to a $24,000 other than temporary decline in value of securities available for sale during the 1999 period which did not re-occur in the 2000 period. In addition, there was a $15,000 loss on the sale of loans during the quarter and a $15,000 loss on the sale of investment securities available for sale during the quarter ended September 30, 1999.

         Non-Interest Expense. Non-interest expense decreased by $10,000 to $754,000 for the quarter ended September 30, 2000 compared with $764,000 for the quarter ended September 30, 1999. The decrease was primarily attributable to a combined $30,000 decrease in federal deposit insurance premiums and advertising and promotion expense, partially offset by a $14,000 increase in compensation and benefits expense related to increased salaries and benefits expense. The decrease in federal deposit insurance premiums was primarily due to a reduction of the deposit insurance rate by the Federal Deposit Insurance Corporation.

         Income Tax Expense. Income tax expense amounted to $67,000 for the three months ended September 30, 2000 compared with $78,000 for the three months ended September 30, 1999. The effective tax rate amounted to 34.7% for the three months ended September 30, 2000 compared with 45.9% for the three months ended September 30, 1999. The higher tax rate for the three months ended September 30, 1999 was primarily due to no tax benefit being recorded due to capital losses generated during the period.

Comparison Of Operating Results For The Nine Months Ended September 30, 2000 And September 30, 1999

         General. Net income amounted to $1.3 million for the nine months ended September 30, 2000, an increase of $854,000 from $418,000 for the nine months ended September 30, 1999. Diluted earnings per share amounted to $1.07 for the nine months ended September 30, 2000, an increase of $.73 from $.34 per share for the nine months ended September 30, 1999. The increase was primarily attributable to a $1.2 million increase in non-interest income primarily related to a $1.3 million gain on the sale of real estate. This increase was partially offset by a $163,000 increase in income tax expense and a $124,000 increase in non- interest expense.

         Interest Income. Interest income increased $373,000 and amounted to $6.9 million for the nine months ended September 30, 2000 compared with $6.5 million for the nine months ended September 30, 1999. The increase was primarily attributable to an increase in average interest earning assets to $129.0 million for the nine months ended September 30, 2000 from $125.1 million for the nine months ended September 30, 1999. The increase was primarily attributable to an increase in the average balance of loans receivable to $90.1 million for the nine months ended September 30, 2000 from $84.9 million for the nine months ended September 30, 1999. In addition, there was an increase in the annualized yield on average interest-earning assets to 7.15% for the nine months ended September 30, 2000 from 6.98% for the nine months ended September 30, 1999. The increase in the annualized yield was primarily attributable to an improvement in the average yield on loans receivable to 7.49% for the nine months ended September 30, 2000 from 7.38% for the nine months ended September 30, 1999 due primarily to an increase in higher yielding home equity and commercial real estate loans in the portfolio.

         Interest Expense. Interest expense increased $374,000 and amounted to $4.3 million for the nine months ended September 30, 2000 compared with $3.9 million for the nine months ended September 30, 1999. The increase was primarily attributable to an increase in the average balance of interest-bearing liabilities to $114.2 million for the nine months ended September 30, 2000 from $110.6 million for the nine months ended September 30, 1999. In addition, there was an increase in the average cost of interest-bearing liabilities to 4.99% for the nine months ended September 30, 2000 from 4.70% for the nine months ended September 30, 1999 due primarily to an increase in the average cost of borrowed funds to 5.89% for the nine months ended September 30, 2000 from 5.34% for the nine months ended September 30, 1999.

         Provision For Loan Losses. The Company added $31,000 to its allowance for loan losses for the nine months ended September 30, 2000 compared with $17,000 for the nine months ended September 30, 1999. The allowance for loan losses was $262,000 at September 30, 2000 and amounted to .29% of loans receivable. The allowance for loan losses was $231,000 and amounted to .26% of loans receivable at September 30, 1999. The increase in the allowance was primarily attributable to an increase in commercial real estate lending, which generally carries a higher level of risk than single family loans. There were no chargeoffs during the nine month period and no loans were delinquent 90 days or more at September 30, 2000. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward reserve levels and inflation.

         Non-Interest Income. Non-interest income increased $1.2 million and amounted to $1.4 million for the nine months ended September 30, 2000 compared with $271,000 for the nine months ended September 30, 1999. The increase was primarily attributable to a $1.3 million gain on the sale of real estate partially offset by a $165,000 decrease in gain on the sale of securities available for sale.

         Non-Interest Expense. Non-interest expense increased $124,000 and amounted to $2.3 million for the nine months ended September 30, 2000 compared with $2.2 million for the nine months ended September 30, 1999. The increase was primarily attributable to a $69,000 increase in compensation and benefits expense related to increased salaries and benefits expense. In addition, there was a $20,000 increase in office occupancy expense and a $28,000 increase in professional fees primarily related to the sale of the Bank's parking facility.

        Income tax Expense. Income tax expense increased $163,000 and amounted to $430,000 for the nine months ended September 30, 2000 compared with $267,000 for the nine months ended September 30, 1999. The increase was primarily attributable to an increase in taxable income. The effective tax rate was 25.3% for the nine months ended September 30, 2000 compared with 39.0% for the nine months ended September 30, 1999. The decrease in the effective tax rate was primarily attributable to capital loss carryforwards used to offset capital gains that had previously not been tax benefitted due to their uncertainty of realization.

Impact of Recently issued accounting standards and Other Regulatory issues

         In September 2000, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The new Statement replaces Statement No. 125, issued in June 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the Statement 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after march 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of SFAS No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

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

         The Act limits the nonbanking activities of unitary savings and loan holding companies, such as the Company, by generally prohibiting any savings and loan holding company from engaging in any activity other than activities that are currently permitted for multiple savings and loan holding companies or are permissible for financial holding companies. The Act prohibits any company from acquiring control of a savings association or savings and loan holding company unless the acquiring company engages solely in permissible activities. The Act creates an exemption from the general prohibitions for unitary savings and loan holding companies in existence or formed pursuant to an application pending before the Office of Thrift Supervision, on or before May 4, 1999, which includes the Company.

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

Item 6. Exhibits and Reports on Form 8-K

 (A)     Exhibits:
         EX-27 Financial Data Schedule

 (B)     1. Form 8-K dated July 14, 2000,  Registrant issued a press release dated July 14, 2000 regarding second quarter 2000 earnings and a regular quarterly dividend.
         2. Form 8-K dated September 14, 2000, Registrant issued a press release dated September 14, 2000 regarding the completion of a stock repurchase program and the beginning of a new stock repurchase program.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NORTH BANCSHARES, INC.
                                          ----------------------
                                          (Registrant)



Date   November 10, 2000                  /S/ Joseph A. Graber
    ----------------------                --------------------------
                                          Joseph A. Graber
                                          President and Chief Executive Officer




Date   November 10, 2000                  /S/ Martin W. Trofimuk
    ----------------------                --------------------------
                                          Martin W. Trofimuk
                                          Vice President and Treasurer