Form 10KSB40
period 2000-12-31
NORTH BANCSHARES INC
filed 2001-03-19
CIK 912623

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The Issuer had $10.7 million in gross income for the year ended December 31, 2000.

      As of March 1, 2001, there were issued and outstanding 1,173,253 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market as of March 1, 2001 was approximately $9,200,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                            DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB--Portions of Annual Report to Stockholders for the fiscal year ended December 31, 2000 PART III of Form 10-KSB--Portions of Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2000.

================================================================================

                                      INDEX


PART I                                                                      PAGE
                                                                            ----

      Item 1.   Description of Business                                        2

      Item 2.   Description of Properties                                     24

      Item 3.   Legal Proceedings                                             24

      Item 4.   Submission of Matters to a Vote of Security Holders           24

PART II

      Item 5.   Market for Registrant's Common Equity and Related
                       Stockholder Matters                                    24

      Item 6.   Management's Discussion and Analysis or Plan of Operation     24

      Item 7.   Financial Statements                                          25

      Item 8.   Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosures                              25

PART III

      Item 9.   Directors, Executive Officers, Promoters and Control Person;
                       Compliance with Section 16 (a) of the Exchange Act     25

      Item 10.  Executive Compensation                                        25

      Item 11.  Security Ownership of Certain Beneficial Owners and
                       Management                                             25

      Item 12.  Certain Relationships and Related Transactions                25

      Item 13.  Exhibits and Reports on Form 8-K                              26

SIGNATURES                                                                    27

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      North Bancshares, Inc. (the "Company" or "North Bancshares") is a Delaware corporation which was organized in 1993 by North Federal Savings Bank ("North Federal" or the "Bank") for the purpose of becoming the Bank's holding company. The Company owns all of the capital stock of the Bank, which was issued on December 21, 1993 in connection with the Bank's conversion from the mutual to the stock form of organization (the "Conversion"). There were 1,181,253 shares of common stock outstanding at December 31, 2000. The Bank was organized in 1886 and converted to a federal mutual savings bank in 1986. The Bank amended its charter in December 1993 in connection with the Conversion to become a federal stock savings bank. All references to the Company, unless otherwise indicated, at or before December 21, 1993 refer to the Bank. The Company's common stock is quoted on The Nasdaq Stock Market under the symbol "NBSI".

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

      The Company serves the Chicago metropolitan area through its two retail banking offices located in Chicago and Wilmette, Illinois. At December 31, 2000, the Company had total consolidated assets of $134.6 million, deposits of $81.3 million, and stockholders' equity of $12.8 million.

      The Company is an independent community-oriented financial institution offering a variety of financial services to meet the needs of the communities which it serves. The Company attracts retail deposits from the general public, obtains brokered deposits or borrows funds from available sources and invests those funds primarily in first mortgages on owner-occupied and non-owner occupied one- to four-family residences, multi-family properties, commercial real estate, consumer loans and mortgage-backed and investment securities. The Company also originates or acquires participations in multi-family and commercial loans.

      The Company's revenues are derived principally from interest on loans, investments, mortgage- backed securities and income from fees and service charges. The Company's operations are affected by general economic conditions, competition in the Company's market area, the monetary and fiscal policies of the federal government and the policies of various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Company's results of operations are largely dependent upon net interest income, which is the difference between the interest received on its loan and investment securities portfolios and the interest paid on its deposit accounts and borrowings.

      The executive offices of the Company and the Bank are located at 100 W. North Avenue, Chicago, Illinois 60610-1399. The telephone number at that address is (312) 664-4320. The Bank maintains a web site at www.northfederal.com.

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

LENDING ACTIVITIES

         GENERAL. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences, and to a lesser extent, multi-family properties, commercial real estate and consumer loans. At December 31, 2000, the Bank's gross loans outstanding totaled $91.2 million, of which $73.6 million, or 80.7%, were one- to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 76.3% were fixed-rate loans (61.6% of total gross loans receivable), including balloon loans, and 23.7% were adjustable-rate loans (19.1% of total gross loans receivable). At that same date, multi-family residential mortgage loans totaled $4.2 million, all of which were fixed-rate balloon loans. In addition, at that date, commercial real estate and commercial loans outstanding totaled $11.0 million, of which $3.2 million were adjustable rate and $7.8 million were fixed rate loans. The balance of the Bank's loans included $2.4 million in consumer loans, which represented 2.7% of the Bank's gross loan portfolio.

         The Bank also invests in mortgage-backed securities. At December 31, 2000, mortgage-backed securities available for sale totaled $13.9 million or 10.3% of total assets. At such date, all of the mortgage-backed securities portfolio was insured or guaranteed by Freddie Mac (FHLMC) or Fannie Mae (FNMA).

         All loans must be approved by a committee comprised of four officers, one of whom is a director of the Bank. Requests for loans greater than $1,000,000 are reviewed and considered for approval by the Board of Directors on a case-by-case basis.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At December 31, 2000, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.9 million. At December 31, 2000, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at December 31, 2000 consisted of four loans to one individual totaling $1.5 million. All four loans were secured by a first mortgage on real estate. The Bank's next three largest lending relationships to a single borrower or a group of related borrowers totaled $1.4 million, $1.1 million and $1.0 million, respectively. Each of these is a loan or group of loans secured by either a first mortgage on real estate or a first lien on real property and each of these loans was current as of December 31, 2000.

         LOAN PORTFOLIO COMPOSITION. The table below sets forth information concerning the composition of the Bank's loan and mortgage-backed securities portfolios in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                    AT DECEMBER 31,
                                         --------------------------------------------------------------------
                                                  2000                    1999                   1998
                                         ----------------------    -------------------    -------------------
                                          AMOUNT       PERCENT      AMOUNT    PERCENT      AMOUNT    PERCENT
                                         --------      --------    --------   --------    --------   --------
                                                                 (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
 One- to four-family .................   $ 73,599(1)      80.68%   $ 76,039      85.07%   $ 73,303      88.87%
 Multi-family ........................      4,177(2)       4.58       5,109       5.72       4,844       5.87
 Commercial ..........................      9,568(3)      10.49       5,687       6.36       2,519       3.05
                                         --------      --------    --------   --------    --------   --------
    Total real estate loans ..........     87,344         95.75      86,835      97.15      80,666      97.79
                                         --------      --------    --------   --------    --------   --------

CONSUMER LOANS:
 Deposit account .....................        130          0.14         104       0.12         102       0.12
 Automobile ..........................         11          0.01          16       0.02          --         --
 Home equity and home
  improvement ........................      2,276          2.50       1,485       1.65         714       0.87
                                         --------      --------    --------   --------    --------   --------
 Total consumer loans ................      2,417          2.65       1,605       1.79         816       0.99
                                         --------      --------    --------   --------    --------   --------

 COMMERCIAL LOANS ....................      1,461          1.60         945       1.06       1,007       1.22
                                         --------      --------    --------   --------    --------   --------
 Total loans receivable ..............     91,222        100.00%     89,385     100.00%     82,489     100.00%
                                         --------      ========    --------   ========    --------   ========
 LESS:
 Deferred fees and discounts .........        195                       165                    152
 Allowance for loan losses ...........        262                       231                    214
                                         --------                  --------               --------
   Total loans receivable, net .......   $ 90,765                  $ 88,989               $ 82,123
                                         ========                  ========               ========

MORTGAGE-BACKED
SECURITIES: (4)
 FNMA ................................      2,142         15.48%      2,373      15.57%      1,638      10.69%
 GNMA ................................         --            --          23        .15         121        .79
 FHLMC ...............................     11,696         84.52      12,842      84.28      13,564      88.52
                                         --------      --------    --------   --------    --------   --------
    Total mortgage-backed
     securities ......................     13,838        100.00%     15,238     100.00%     15,323     100.00%
                                                       ========               ========               ========
Net premiums .........................         89                        97                    112
                                         --------                  --------               --------

Net mortgage-backed
 securities ..........................   $ 13,927                  $ 15,335               $ 15,435
                                         ========                  ========               ========

---------------------------
(1) This amount includes a total of $4.6 million of 5, 7 and 10 year balloon loans.
(2) This amount includes a total of $3.9 million of 5, 7 and 10 year balloon loans.
(3) This amount includes a total of $8.5 million of balloon loans.
(4) Presented at amortized cost.

         The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rates at the dates indicated.

                                                                       AT DECEMBER 31,
                                           ----------------------------------------------------------------------
                                                    2000                     1999                    1998
                                           ----------------------    --------------------    --------------------
                                            AMOUNT       PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
                                           --------      --------    --------    --------    --------    --------
                                                                    (DOLLARS IN THOUSANDS)
FIXED-RATE LOANS:
 Real estate:
  One- to four-family ..................   $ 56,185(1)      61.59%   $ 61,575       68.89%   $ 58,047       70.37%
  Multi-family .........................      4,177(2)       4.58       5,109        5.71       4,844        5.87
  Commercial ...........................      6,320(3)       6.93       5,257        5.88       2,519        3.06
                                           --------      --------    --------    --------    --------    --------
   Total fixed-rate real estate loans ..     66,682         73.10      71,941       80.48      65,410       79.30
  Consumer .............................        909          1.00         511        0.57         341        0.41
  Commercial ...........................      1,461          1.60         945        1.06       1,007        1.22
                                           --------      --------    --------    --------    --------    --------
   Total fixed-rate loans ..............     69,052         75.70      73,397       82.11      66,758       80.93
                                           --------      --------    --------    --------    --------    --------

ADJUSTABLE-RATE LOANS:
 Real estate:
  One- to four-family ..................     17,414         19.09      14,464       16.18      15,256       18.49
  Commercial ...........................      3,248(4)       3.56         430        0.48          --          --
  Consumer .............................      1,508          1.65       1,094        1.23         475         .58
                                           --------      --------    --------    --------    --------    --------
   Total adjustable rate loans .........     22,170         24.30      15,988       17.89      15,731       19.07
                                           --------      --------    --------    --------    --------    --------

    Total loans receivable .............     91,222        100.00%     89,385      100.00%     82,489      100.00%
                                                         ========                ========                ========

LESS:
 Deferred fees and discounts ...........        195                       165                     152
 Allowance for loan losses .............        262                       231                     214
                                           --------                  --------                --------
  Total loans receivable, net ..........   $ 90,765                  $ 88,989                $ 82,123
                                           ========                  ========                ========

---------------------------------
(1) This amount includes a total of $4.6 million of 5, 7 and 10 year balloon loans.
(2) This amount includes a total of $3.9 million of 5, 7 and 10 year balloon loans.
(3) This amount includes a total of $6.3 million of balloon loans.
(4) This amount includes a total of $2.2 million of balloon loans.

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 2000. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due rather than when interest rates are next subject to change. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The total amount of loans due after December 31, 2001 which have a pre-determined interest rate is $69.0 million, while the amount of loans due after such date with floating rates is $22.2 million.

                                           Real Estate
                     -------------------------------------------------------
                     One- to four-family   Multi-family       Commercial          Consumer          Commercial           Total
                     -------------------   ------------       ----------          --------          ----------           -----
                              Weighted           Weighted           Weighted           Weighted           Weighted          Weighted
                              Average            Average            Average            Average            Average           Average
                      Amount    Rate    Amount     Rate    Amount     Rate    Amount     Rate    Amount     Rate    Amount    Rate
                     -------  -------   -------  -------   -------  -------   -------  -------   -------  -------   ------  -------

                                                              (Dollars in Thousands)
Due During Periods
Ending December 31,
--------------------
2001(1) ............ $ 1,609     7.24%  $    --     8.40%  $ 2,021     9.96%  $     8     5.65%  $ 1,461    10.00%  $ 5,099    9.11%
2002 ...............     153     7.88       619     8.44       312    10.06        52     9.19        --     0.00     1,136    8.65
2003 ...............     338     7.35       285     8.09     2,513     9.04       253     9.02        --     0.00     3,389    8.88
2004 and 2005 ......   2,255     7.57     1,616     8.13     2,568     8.61     1,336     9.26        --     0.00     7,775    8.32
2006 to 2010 .......   4,930     7.42     1,657     8.28     2,154     7.55        31     8.13        --     0.00     8,772    7.62
2011 to 2015 .......   6,682     7.13        --     0.00        --     0.00       737     8.58        --     0.00     7,419    7.27
2016 and following .  57,632     7.33        --     0.00        --     0.00        --     0.00        --     0.00    57,632    7.33
                     -------  -------   -------  -------   -------  -------   -------  -------   -------  -------   -------  ------
                     $73,599     7.32%  $ 4,177     8.25%  $ 9,568     8.82%  $ 2,417     9.00%  $ 1,461    10.00%  $91,222    7.61%
                     =======  =======   =======  =======   =======  =======   =======  =======   =======  =======   =======  ======

------------------------
(1) Includes demand loans, loans having no stated maturity, and past due loans.

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

         The cornerstone of the Bank's lending program has been the origination of permanent loans, to be held in its portfolio, secured by mortgages on owner-occupied and non-owner-occupied, one- to four-family residences. Typically, such homes are single family detached houses, condominiums, townhomes and two- to four-family dwellings. At December 31, 2000, $73.6 million, or 80.7%, of the Banks gross loan portfolio consisted of permanent loans secured by one- to four-family residences. The Bank emphasizes the origination of a variety of residential loans, including conventional 10, 15, 20 and 30 year fixed-rate loans, one, three and five year adjustable-rate mortgage loans ("ARMs") and 5, 7 and 10 year fixed rate balloon loans.

         The Bank's loans are designed to respond to customer preferences, market dynamics and changes in asset/liability management objectives. During 2000, the Bank continued to emphasize loans on non-owner occupied, one- to four-family properties due to the higher yields offered by such loans, as well as customer demand. These loans are underwritten using similar criteria as loans secured by owner-occupied one- to four-family residences, but are provided at higher rates of interest than owner-occupied loans. The Bank originated 33 of these loans totaling $7.1 million during 2000 and plans to continue to emphasize this type of lending during 2001.

         The Bank offers one- to four-family residential ARMs which are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on all of the ARMs originated by the Bank are subject to adjustment at one year intervals after the initial adjustment period. The Bank's ARM products generally carry interest rates which are reset to a stated margin over an independent index. Increases or decreases in the interest rate of the Bank's ARMs are generally limited to 2.0% at any adjustment date and 6.0% over the life of the loan. The Bank's ARMs are not convertible into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization. At December 31, 2000, the total balance of one- to four-family ARMs was $17.4 million, or 19.1% of the Bank's gross loan portfolio.

         The Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. The Bank verifies a borrower's employment history and the source of the down payment. The Bank underwrites one- to four-family loans in order to satisfy secondary market requirements and is a qualified Freddie Mac seller/servicer and is a qualified mortgage originator in the Federal Home Loan Bank of Chicago's Mortgage Partnership Finance program. Sales of one- to four-family loans totaled $2.0 million during the year ended December 31, 2000 compared with $425,000 during the year ended December 31, 1999.

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

MULTI-FAMILY REAL ESTATE LENDING

         In order to enhance the yield on its assets, North Federal originates or purchases permanent loans secured by multi-family real estate. At December 31, 2000, the Bank had multi-family real estate loans totaling $4.2 million, or 4.6% of the Bank's gross loan portfolio. The largest multi-family loan at December 31, 2000 was $390,000. At December 31, 2000, the Bank had no multi-family real estate loans which were over 30 days delinquent.

         Permanent or construction multi-family real estate loans currently originated or purchased by the Bank have a maximum maturity of 10 years, with most permanent loans having maturities ranging from 5 to 10 years while construction loans normally have a maturity of between nine to twelve months. Most of the multi-family real estate loans amortize over a 25 year period. Rates on permanent loans are fixed, based on competitive factors, with construction loan rates normally indexed to the prime rate. Multi-family real estate loans are generally written in amounts of up to 75% of the appraised value of the property with borrowers or developers providing a personal guarantee in most cases.

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

COMMERCIAL REAL ESTATE LENDING

         In order to enhance the yield on its assets, North Federal originates or purchases commercial real estate loans. At December 31, 2000, the Bank had commercial real estate loans totaling $9.6 million, or 10.5% of the Bank's gross loan portfolio. The largest commercial real estate loan outstanding at December 31, 2000 was a $1.1 million construction loan on a retail shopping center in Highwood, Illinois. At December 31, 2000, the Bank had no commercial real estate loans which were over 30 days delinquent.

         Construction or permanent commercial real estate loans currently originated or purchased by the Bank have a variety of maturity dates with a maximum maturity of 10 years, with most construction loans having a maturity of nine to twelve months. Most of the permanent commercial real estate loans amortize over a 25 year period. Rates on permanent loans are fixed, based on competitive factors. Rates on construction loans are normally indexed to the prime rate. Permanent commercial real estate loans are generally written in amounts of up to 75% of the appraised value of the property and borrowers are, in most cases, personally liable for a portion if not all of the indebtedness.

         Appraisals on properties securing commercial real estate loans are performed by independent appraisers designated by the Bank at the time the loan is made. All appraisals on commercial real estate loans are reviewed by the Bank's loan committee. In addition, the Bank's current underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property.

         The Bank intends to expand its commercial real estate lending activities, subject to customer demand and the existence of qualified borrowers.

CONSUMER LENDING

         The Bank originates a variety of different types of consumer loans, including equity loans, rehabilitation loans, which are loans that exceed the parameters of a home improvement loan due to the extent of the remodeling, direct automobile loans, deposit account loans, home improvement loans and checking account overdraft protection loans. The Bank placed increased emphasis on consumer loans during 2000 and plans to continue to emphasize this type of lending during 2001, particularly home equity and rehabilitation loans, because of their attractive yields, shorter terms to maturity, and community need. At December 31, 2000, $2.4 million or 2.7% of the Bank's gross loan portfolio, consisted of consumer loans compared with $1.6 million or 1.79% at December 31, 1999.

         The Bank's home equity loans are underwritten such that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property. These loans are written with fixed terms and carry fixed rates of interest. At December 31, 2000, the Bank had $768,000 of home equity loans outstanding, or 0.8% of the Bank's gross loan portfolio.

         The Bank's equity line of credit loans are underwritten such that the total commitment amount, when combined with the first mortgage lien, may not exceed 80% of the appraised value of the property. These loans are written with a maximum maturity of five years and an interest rate that adjusts with changes to the prime rate. At December 31, 2000, the Bank had $1.5 million of outstanding line of credit loans and $2.4 million in unused credit line commitments compared with $1.1 million of outstanding line of credit loans and $1.7 million in unused credit line commitments at December 31, 1999.

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

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the Bank had no delinquent consumer loans at December 31, 2000 there can be no assurance that delinquencies will not occur in the future.

COMMERCIAL LENDING

         In order to further enhance the yield on its assets, the Bank issued a commercial line of credit to a manufactured housing developer to finance the period of time between the delivery of a unit to closing. This period is usually between 60 to 90 days. The line of credit is collateralized by a secured interest in the individual units and any related sales contracts. In addition, the line of credit is personally guaranteed by the developer. The loan-to-value ratio will range between 50% to 60% at any given time. At December 31, 2000, the outstanding line of credit and the balance of the line amounted to $1.4 million. The line of credit carries a fixed rate of interest on a one-year renewable basis and was current as of December 31, 2000. The interest is paid monthly and cannot be drawn from the line of credit.

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

MORTGAGE-BACKED SECURITIES

         The Bank purchases mortgage-backed securities to complement its mortgage lending activities. At December 31, 2000, mortgage-backed securities available for sale totaled $13.9 million, or 10.3% of the Bank's total assets. For information regarding the amortized cost and market values of North Federal's mortgage-backed securities portfolio, see Note 4 of the Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders filed as Exhibit 13 hereto.

         Under the OTS' risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk- weighting and FNMA, FHLMC and AA- or higher-rated mortgage-backed securities have a 20% risk-weighting, in contrast to the 50% risk-weighting carried by one- to four-family performing residential mortgage loans. None of the mortgage-backed securities held by the Bank at December 31, 2000 had a risk-weight for regulatory capital purposes above 20%.

         All of the Bank's mortgage-backed securities are backed by federal agencies. Accordingly, management believes that the Bank's mortgage-backed securities are generally resistant to credit problems.

         The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 2000. Mortgage-backed securities having adjustable interest rates are shown as maturing in the period during which the security is repricing. Balances are shown at amortized cost.

                                                 DUE IN                                      DECEMBER 31,
               ---------------------------------------------------------------------------      2000
               6 MONTHS   6 MONTHS    1 TO       3 TO 5      5 TO 10   10 TO 20   OVER 20      BALANCE
               OR LESS    TO 1 YEAR  3 YEARS     YEARS        YEARS      YEARS     YEARS     OUTSTANDING
               --------   --------   --------   --------    --------   --------   --------   -----------
                                             (IN THOUSANDS)
FHLMC          $     --   $    101   $     27   $     --    $    744   $ 10,911   $     --    $ 11,783

FNMA                369         --         --         --          --      1,775         --       2,144
               --------   --------   --------   --------    --------   --------   --------    --------

Total          $    369   $    101   $     27   $     --    $    744   $ 12,686   $     --    $ 13,927
               ========   ========   ========   ========    ========   ========   ========    ========


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

                                                                            YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------
                                                                        2000         1999         1998
                                                                      --------     --------     --------
                                                                                (IN THOUSANDS)
Loans receivable (gross) at beginning of year ....................    $ 89,385     $ 82,489     $ 79,317
                                                                      --------     --------     --------

Originations and purchases by type:
                                                                                                --------
Fixed Rate:
  Real estate - one- to four-family ..............................       2,146       13,470       23,619
              - multi-family .....................................         919          705          846
              - consumer and commercial ..........................       4,256        3,186        2,831
  Non-real estate - commercial ...................................         690          493          297
                                                                      --------     --------     --------
    Total fixed rate loans originated ............................       8,011       17,854       27,593
Adjustable Rate:
  Real estate - one- to four-family ..............................       4,332        4,554        2,828
              - multi-family .....................................          --           --           --
              - consumer and commercial ..........................       3,921        1,561          623
                                                                      --------     --------     --------
    Total adjustable rate loans originated .......................       8,253        6,115        3,451

  Sales ..........................................................       1,975          425          230
  Principal repayments ...........................................      12,452       16,648       27,642
                                                                                   --------     --------
    Total loans at end of year ...................................    $ 91,222     $ 89,385     $ 82,489
                                                                      ========     ========     ========

Mortgage-backed securities (net) at beginning of
year .............................................................    $ 14,528     $ 15,435     $  5,841

  Purchases ......................................................          --        3,627       11,097
  Repayments .....................................................      (1,367)      (1,761)      (1,354)
  Sales ..........................................................         (33)      (2,005)          --
 Change in unrealized gain (loss) on mortgage-
    backed securities available-for-sale .........................         460         (774)          73
  Amortization of premiums and discounts .........................          (8)           6           76
                                                                      --------     --------     --------
     Mortgage-backed securities (net) at end of
      Year .......................................................    $ 13,580     $ 14,528     $ 15,435
                                                                      ========     ========     ========

ASSET QUALITY

         When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. In the case of residential loans, a late notice is sent not later than 30 days after the due date. Additional written and verbal contacts may be made with the borrower between 30 and 90 days after the due date. If the delinquency continues for a period of 60 days after the due date, the Bank usually sends a default letter to the borrower and, after 90 days following the due date, institutes appropriate action to foreclose on the property. If foreclosed upon, the property is sold at public auction and may be purchased by the Bank. Delinquent consumer loans are handled in a similar manner. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Illinois consumer protection laws. The Bank has historically had few foreclosed assets and, as set forth below, has had none during the past five years. The Bank has not charged-off any loans during the past five years.

         DELINQUENT LOANS. At December 31, 2000, the Bank had no loans more than 60 days delinquent.

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

                                                                   DECEMBER 31,
                                                --------------------------------------------------
                                                 2000       1999       1998       1997       1996
                                                ------     ------     ------     ------     ------
                                                              (DOLLARS IN THOUSANDS)
Non-performing loans:
  One- to four-family ......................    $   --     $   --     $   24     $   --     $   --
  Consumer .................................        --         --         --         --          1
                                                ------     ------     ------     ------     ------
     Total non-performing assets ...........    $   --     $   --     $   24     $   --     $    1
                                                ======     ======     ======     ======     ======

Total as a percentage of total assets ......      0.00%      0.00%      0.02%      0.00%      0.00%
                                                ======     ======     ======     ======     ======

         OTHER LOANS OF CONCERN. As of December 31, 2000, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Management has taken this into consideration in determining the adequacy of the allowance for losses on loans as of December 31, 2000.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. There were no classified assets at December 31, 2000.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. This evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Allowances also are established for loans considered to be impaired. The calculation of reserve levels for impaired loans is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values. Although the Company did not identify any loans considered impaired in 2000, a provision for loss in the amount of $31,000 increased the allowance for loan losses due to increased commercial real estate lending and the perceived risk in the portfolio. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See Notes 1(e) and 5 of the Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders filed as Exhibit 13 hereto, and "Regulation." At December 31, 2000, the Bank had an allowance for loan losses of $262,000, which was equal to .29% of loans receivable.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 2000      1999      1998      1997      1996
                                                ------    ------    ------    ------    ------
                                                           (DOLLARS IN THOUSANDS)
Balance at beginning of year ...............    $  231    $  214    $  208    $  208    $  200

Charge-offs:
  One- to four-family ......................        --        --        --        --        --
  Consumer .................................        --        --        --        --        --
  Commercial real estate ...................        --        --        --        --        --

Recoveries .................................        --        --        --        --        --
                                                ------    ------    ------    ------    ------

Net charge-offs ............................        --        --        --        --        --
Additions charged to operations ............        31        17         6        --         8
                                                ------    ------    ------    ------    ------
Balance at end of year .....................    $  262    $  231    $  214    $  208    $  208
                                                ======    ======    ======    ======    ======

         Once the Bank repossesses property it is classified as real estate owned. Any gains or losses (realized or reserved for) are treated as real estate owned activity. The Bank had no real estate owned as of the dates presented.

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                AT DECEMBER 31,
                                                ----------------------------------------------
                                                 2000      1999      1998      1997      1996
                                                ------    ------    ------    ------    ------
                                                             (Dollars in Thousands)
Unallocated ................................    $  262    $  231    $  214    $  208    $  208
                                                ------    ------    ------    ------    ------
     Total .................................    $  262    $  231    $  214    $  208    $  208
                                                ======    ======    ======    ======    ======


INVESTMENT ACTIVITIES

         North Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels significantly above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained. See "Regulation - Liquidity."

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

         At December 31, 2000, the Company's interest-bearing deposits with banks and dollar denominated money market accounts totaled $2.9 million, or 2.2% of total assets. Investment securities, consisting of U.S. government securities, federal agency obligations and FHLB stock, totaled $18.9 million, or 14.0% of total assets, and investment in federal funds sold totaled $4.2 million or 3.2% of total assets. It is the Company's general policy to purchase investment securities which are U.S. Government securities or federal agency obligations. At December 31, 2000, the weighted average term to maturity or repricing of the investment portfolio, excluding FHLB stock, was one month.

         The following table sets forth the composition of the Company's investment portfolio, excluding its mortgage- backed securities, at the dates indicated.

                                                                                      AT DECEMBER 31,
                                                           ----------------------------------------------------------------------
                                                                   2000                     1999                     1998
                                                           --------------------     --------------------     --------------------
                                                           CARRYING     % OF        CARRYING     % OF        CARRYING     % OF
                                                             VALUE      TOTAL         VALUE      TOTAL         VALUE      TOTAL
                                                           --------    --------     --------    --------     --------    --------
                                                                                   (DOLLARS IN THOUSANDS)
Investment Securities:
  U.S. Government agency securities ....................   $ 16,916       89.66%    $ 16,436       85.36%    $ 13,922       83.95%
  FHLB stock ...........................................      1,905       10.10        2,205       11.45        1,705       10.28
  Other ................................................         45        0.24           63        0.33          100        0.60
  Equity securities ....................................         --          --          551        2.86          858        5.17
                                                           --------    --------     --------    --------     --------    --------
    Total investment securities and FHLB stock .........   $ 18,866      100.00%    $ 19,255      100.00%    $ 16,585      100.00%
                                                           ========    ========     ========    ========     ========    ========

Other Interest-Earning Assets:
  Interest-bearing deposits with banks .................   $  2,006                 $  1,260                 $  2,413
  Dollar denominated mutual funds ......................        903                      466                      801
  Federal funds sold ...................................      4,245                    2,439                    5,722
                                                           --------                 --------                 --------
     Total .............................................   $  7,154                 $  4,165                 $  8,936
                                                           ========                 ========                 ========

Average remaining life or term to repricing of
investment securities and other interest-earning
assets, excluding FHLB stock and equity securities .....          1 mos.                   2 mos.                   3 mos.

         The composition and contractual maturities of the investment portfolio, excluding FHLB of Chicago stock, are indicated in the following table.

                                                                 AT DECEMBER 31, 2000
                                            ------------------------------------------------------------
                                                                                           TOTAL
                                             ONE YEAR    1 THRU 5      OVER 5           INVESTMENT
                                             OR LESS      YEARS        YEARS            SECURITIES
                                            ----------  ---------    ---------    ----------------------
                                             AMORTIZED   AMORTIZED    AMORTIZED    AMORTIZED      FAIR
                                                COST       COST         COST         COST        VALUE
                                             ---------   ---------    ---------    ---------    --------
                                                               (DOLLARS IN THOUSANDS)
U.S. Government agency securities .......    $     --    $     --     $ 17,445     $ 17,445     $ 16,916
Other ...................................          --          63           --           63           45
                                             --------    --------     --------     --------     --------
    Total investment securities .........    $     --          63     $ 17,445     $ 17,508       16,961
                                             ========    ========     ========     ========     ========
Weighted average yield(1) ...............          --%       9.00%        6.64%        6.65%
                                             ========    ========     ========     ========

----------------------
(1) The weighted average yield is based upon the interest rate in effect at December 31, 2000.


SOURCES OF FUNDS

         GENERAL. The Bank's primary sources of funds are deposits, both retail and brokered, borrowings, amortization and prepayments of loan principal, maturities and sales of investment securities, short-term investments and funds provided from operations.

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

         The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability and interest rate risk management, profitability and growth objectives and has traditionally attempted to retain longer term deposits for asset/liability and interest rate risk management purposes. Based on its experience, the Bank believes that its passbook, MMDA, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. During the year 2000 the Bank obtained $7.6 million in short-term certificates of deposit by using deposit brokers. The deposits were used to fund short term lending and were priced at more attractive rates than could be obtained locally.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank during the dates indicated and the rates offered as of December 31, 2000. See Note 8 of Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders filed as Exhibit 13 hereto for weighted average nominal rates.

                                                                              AT DECEMBER 31,
                                                   ----------------------------------------------------------------------
                                                           2000                    1999                    1998
                                                   ----------------------------------------------------------------------
                                                               PERCENT                  PERCENT                  PERCENT
                                                    AMOUNT     OF TOTAL      AMOUNT     OF TOTAL      AMOUNT     OF TOTAL
                                                   --------    --------     --------    --------     --------    --------
                                                                           (DOLLARS IN THOUSANDS)
TRANSACTION AND SAVINGS DEPOSITS:
---------------------------------

Passbook Accounts 2.75% .......................    $ 12,483        15.3%    $ 13,088        17.1%    $ 13,642        17.9%
NOW  Accounts  2.02% ..........................       8,478        10.4        8,592        11.2        8,740        11.5
Non-Interest Bearing Demand Accounts ..........       3,153         3.9        2,278         3.0        1,789         2.3
Money Market Deposit Accounts 0.00% -5.75% ....      15,934        19.6       15,704        20.5       10,143        13.3
                                                   --------    --------     --------    --------     --------    --------

Total Non-Certificates ........................      40,048        49.2       39,662        51.8       34,314        45.0
                                                   --------    --------     --------    --------     --------    --------

TOTAL CERTIFICATES:
-------------------

 0.00 - 4.99% .................................       2,244         2.8       13,074        17.1        6,076         8.0
 5.00 - 5.99% .................................      20,017        24.6       14,728        19.3       24,714        32.4
 6.00 - 6.99% .................................      14,335        17.6        5,460         7.1        6,889         9.0
 7.00 - 7.99% .................................       4,363         5.4        3,297         4.3        3,919         5.2
 8.00 - 8.99% .................................         310         0.4          285         0.4          310         0.4
                                                   --------    --------     --------    --------     --------    --------

Total Certificates ............................      41,269        50.8       36,844        48.2       41,908        55.0
                                                   --------    --------     --------    --------     --------    --------
Total Deposits ................................    $ 81,317       100.0%    $ 76,506       100.0%    $ 76,222       100.0%
                                                   ========    ========     ========    ========     ========    ========


         The following table sets forth the savings flows at the Bank during the years indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                         2000             1999             1998
                                                       ------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
Opening balance ...............................        $ 76,506         $ 76,222         $ 75,041
Deposits ......................................         150,074          134,200          117,369
Withdrawals ...................................         148,843          137,136          119,251
Interest credited .............................           3,580            3,220            3,063
                                                       --------         --------         --------
Ending balance ................................        $ 81,317         $ 76,506         $ 76,222
                                                       ========         ========         ========

Net increase ..................................        $  4,811         $    284         $  1,181
                                                       ========         ========         ========

Percent increase ..............................            6.29%            0.37%            1.57%
                                                       ========         ========         ========

         The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 2000.

                                       0.00-      5.00-      6.00-      7.00-     8.00% or              Percent
                                       4.99%      5.99%      6.99%      7.99%     Greater     Total    of Total
                                      -----------------------------    -------    -------    ------------------

                                                             (DOLLARS IN THOUSANDS)
Certificate accounts maturing
in quarter ending:
-----------------
March 31, 2001 ....................   $ 1,247    $ 4,397    $   191    $    --    $    --    $ 5,835      14.14%
June 30, 2001 .....................       310      4,756         13      4,215         --      9,294      22.52
September 30, 2001 ................       166      3,552      6,141         --         --      9,859      23.89
December 31, 2001 .................       103        836      2,078         --         --      3,017       7.31
March 31, 2002 ....................       366      1,418        214        128         30      2,156       5.22
June 30, 2002 .....................        28        890        308         --         --      1,226       2.97
September 30, 2002 ................        --        238      1,021         20         63      1,342       3.25
December 31, 2002 .................        --        273        326         --         48        647       1.57
March 31, 2003 ....................        --        351        301         --         12        664       1.61
June 30, 2003 .....................        --        392         71         --         --        463       1.12
September 30, 2003 ................        --        380         38         --         --        418       1.01
December 31, 2003 .................        --        317         20         --         --        337        .82
Thereafter ........................        24      2,217      3,613         --        157      6,011      14.57
                                      -------    -------    -------    -------    -------    -------    -------
   Total ..........................   $ 2,244    $20,017    $14,335    $ 4,363    $   310    $41,269     100.00%
                                      =======    =======    =======    =======    =======    =======    =======
   Percent of total ...............      5.44%     48.50%     34.74%     10.57%      0.75%    100.00%
                                      =======    =======    =======    =======    =======    =======


         The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 2000.

                                                                  MATURITY
                                                 --------------------------------------------
                                                              OVER        OVER
                                                 3 MONTHS    3 TO 6      6 TO 12      OVER
                                                 OR LESS     MONTHS      MONTHS     12 MONTHS     TOTAL
                                                 --------    -------     -------    --------     -------
                                                                     (IN THOUSANDS)
Certificates of deposit of less than
 $100,000 ..................................     $ 5,183     $ 4,235     $ 7,507     $11,133     $28,058

Certificates of deposit of $100,000
  or greater ...............................         652       5,059       5,369       2,131      13,211
                                                 -------     -------     -------     -------     -------

Total certificates of deposit ..............     $ 5,835     $ 9,294     $12,876     $13,264     $41,269
                                                 =======     =======     =======     =======     =======

BORROWINGS

         Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB of Chicago, when they are a less costly source of funds or can be invested at a positive rate of return.

         The Bank obtains advances from the FHLB of Chicago secured by its shares of the capital stock of the FHLB of Chicago and by certain of the Bank's mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by borrowings from any other source. At December 31, 2000, the Bank's FHLB of Chicago advances totaled $38.1 million compared with $41.1 million at December 31, 1999.

         During fiscal 2000, the Company obtained a $500,000 unsecured line of credit from an unrelated financial institution. The purpose of the loan was to fund stock repurchases and general corporate purposes. The loan provides for an interest rate of the prime rate or 225 basis points over three month LIBOR. The loan requires quarterly payments of accrued interest and one payment of all outstanding principal plus accrued interest on February 26, 2001, which was paid on time. The financing agreements contain covenants that require the Company to provide quarterly financial information and require the Bank to maintain a "well capitalized" regulatory capital level. At December 31, 2000, the outstanding balance of the line of credit was $100,000 and the Company was in compliance with all the terms of the financing agreement.

         The following table sets forth certain information regarding borrowings at and for the dates indicated:

                                                    AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                       2000          1999          1998
                                                    ---------------------------------------
                                                           (DOLLARS IN THOUSANDS)
Average balance outstanding ....................     $ 37,824      $ 38,446      $ 32,792
Maximum amount outstanding at any month
          end during the year ..................       41,100        41,100        37,100
Balance outstanding at end of year .............       38,200        41,100        34,100
Weighted average interest rate during the
          year .................................         5.94%         5.37%         5.61%
Weighted average interest rate at end of
         year ..................................         6.05%         5.48%         5.34%


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

         At December 31, 2000 North Federal had one active subsidiary, North Financial Corporation, which provides general insurance services to the customers of the Bank. The Bank's investment in its subsidiary was $12,000 at December 31, 2000. For the year ended December 31, 2000, North Financial Corporation had net income of $674.

                           SUPERVISION AND REGULATION

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

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

         The OTS has extensive authority over the operations of savings associations. As part of this authority, North Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of North Federal were as of January 10, 2000 and November 10, 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When examinations are conducted by the OTS and the FDIC, the examiners may require an association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. During the year ended December 31, 2000, the Bank paid supervisory assessments to the OTS totaling $36,510.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2000, the Bank's lending limit under this restriction was $1.9 million. North Federal was in compliance with the loans-to-one-borrower limitation as of that date.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (I.E., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (I.E., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. At December 31, 2000, the Bank was classified as a well-capitalized institution. During the year ended December 31, 2000, the Bank was not assessed a deposit insurance premium.

         SAIF-insured institutions are also required to pay an assessment for the repayment of interest on obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980's. These FICO assessments are addition to amounts assesses by the FDIC for deposit insurance. Between January 1, 2000, and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2000, the FICO assessment rate for SAIF members ranged between approximately 2.1 basis points of deposits and approximately 5.9 basis points of deposits, while the FICO assessment rate for BIF members ranged between approximately

1.2 basis points of deposit and approximately 2.1 basis points of deposits. During the year ended December 31, 2000, the Bank paid FICO assessments totaling approximately $12,000.

REGULATORY CAPITAL REQUIREMENTS

         All federally insured savings institutions are required to maintain minimum capital standards, including a tangible capital, a leverage ratio (or core capital) and a risk-based capital. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2000, the Bank had tangible capital of $12.8 million, or 9.5% of adjusted total assets, which is approximately $10.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital plus certain intangible assets. At December 31, 2000, North Federal had core capital equal to $12.5 million, or 9.5% of adjusted total assets, which was $8.7 million above the minimum leverage ratio requirement of 3.0% as in effect on that date.

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

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. North Federal had no such exclusions from capital and assets at December 31, 2000.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

         On December 31, 2000, North Federal had total capital of $13.1 million (including $12.8 million in core capital and $264,000 in qualifying supplementary capital) and risk-weighted assets of $59.7 million or total capital of 21.5% of risk-weighted assets. This amount was $8.0 million above the 8.0% requirement in effect on that date.

         The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. Submission of a capital restoration plan and various limitations on an institution's growth and operation may be imposed. In severe cases, the FDIC or the OTS may appoint a conservator or receiver for the institution. The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

QUALIFIED THRIFT LENDER TEST

         All savings institutions are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701 (a) (19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2000, the Bank met the test and has always met the test since its effectiveness.

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

         As a member, North Federal is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 2000, the Bank had $1.9 million in FHLB stock, which was in compliance with this requirement.

         For the year ended December 31, 2000, dividends paid by the FHLB of Chicago to North Federal totaled $145,000. The $36,000 dividend received for the quarter ended December 31, 2000 reflects an annualized rate of 8.00%.

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

         The Bank attracts deposits through its two offices, primarily from the communities in which those offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, credit unions located in the same communities, as well as mutual funds and other investment alternatives. The Bank competes for these deposits by offering a variety of deposit accounts at highly competitive rates, convenient business hours, with interbranch deposit and withdrawal privileges at each branch and access to automated teller machines. During the year 2000 the Bank entered into an agreement with a broker to obtain certificates of deposit.

EMPLOYEES

         At December 31, 2000, the Company had a total of 36 employees, including three part-time employees. Management considers its employee relations to be excellent.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following is a description of the business experience of the Company's and the Bank's current executive officers who are not also directors.

         VICTOR E. CAPUTO - Mr. Caputo, age 56, joined the Bank as Senior Vice President for Operations in January 1995. He was appointed Executive Vice President and Corporate Secretary of the Company and the Bank in April 1995. He was appointed Chief Operating Officer in August 1998. Mr. Caputo formerly was Senior Vice President and Chief Operations Officer of Argo Federal Savings Bank. Mr. Caputo has also served as an audit supervisor at KPMG LLP in Chicago. He has over 25 years experience in the thrift industry. He is a member of the American Institute of Certified Public Accountants, the Financial Managers Society and the Illinois Society of Certified Public Accountants.

         JOSEPH M. PERRI - Mr. Perri, age 52, joined the Bank as Senior Vice President and Loan Department Manager in March 2000. He has been involved in loan origination, operations and management for over 25 years. Prior to joining the Bank he was Senior Vice President of LaSalle National Bank of Chicago where he was responsible for nationwide commercial mortgage production. He has also held executive level lending positions at Savings of America and Exchange National Bank of Chicago. He is a graduate of the University of Illinois and has attended the University of Wisconsin and Ohio State University.

         MARTIN W. TROFIMUK - Mr. Trofimuk, age 40, was appointed as Vice President and Treasurer of the Company and the Bank in 1993. Mr. Trofimuk has served in various capacities since joining the Bank in 1985. He is a past President of the Chicago Chapter of the Financial Managers Society and a member of the Institute of Financial Education.

         KARLA A. LAUER - Ms. Lauer, age 33, rejoined the Bank as Vice President in 1997. Ms. Lauer previously worked for the Bank as an Assistant Branch Manager and a New Accounts Officer in 1994 and 1995. Ms. Lauer has served as a Branch Manager for the Harris Bank and for Cragin Federal Savings and Loan Association. She is currently serving as Treasurer for the Old Town Chamber of Commerce.


ITEM 2.     DESCRIPTION OF PROPERTY

         The Bank owns its main office building and leases space for its branch office. Both offices have ATM facilities. As of December 31, 2000, the net book value of the Bank's investment in premises, equipment and leaseholds was $803,099.


ITEM 3.     LEGAL PROCEEDINGS

         The Company and its subsidiary are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of the various legal proceedings involving the Company and its subsidiary cannot be predicted with certainty, it is the opinion of management, after consultation with counsel, that the resolution of these legal actions should not have a material effect on the Company's consolidated financial position or results of operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

         Page 47 of the Company's 2000 Annual Report to Stockholders is incorporated by reference.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Pages 4 through 13 of the Company's 2000 Annual Report to Stockholders are incorporated by reference.

ITEM 7.     FINANCIAL STATEMENTS

         Pages 14 through 46 of the Company's 2000 Annual Report to Stockholders are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information required by this item has previously be reported on Current Reports on Forms 8-K and 8-K/A filed with the SEC on October 23, 2000 and November 1, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

         Information concerning Directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, a copy of which has been filed with the Securities and Exchange Commission.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, the Registrant complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners.

ITEM 10.    EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, a copy of which has been filed with the Securities and Exchange Commission.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, a copy of which has been filed with the Securities and Exchange Commission.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, a copy of which has been filed with the Securities and Exchange Commission.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)  EXHIBITS


                                                                    REFERENCE TO
                                                                    PRIOR FILING
                                                                     OR EXHIBIT
    REGULATION                                                         NUMBER
   S-B EXHIBIT                                                        ATTACHED
      NUMBER                          DOCUMENT                         HERETO
   -----------    ---------------------------------------------     ------------
        2         Plan of acquisition, reorganization,                  None
                  arrangement, liquidation or succession
       3(i)       Certificate of Incorporation                           *
      3(ii)       By-Laws                                                *
        4         Instruments defining the rights of holders,            *
                  including indentures

        9         Voting trust agreement                                None
       10.1       1993 Stock Option and Incentive Plan                  ***
       10.2       Recognition and Retention Plan                        ***
       10.3       Supplemental Employee Stock Retirement Plan            *
       10.4       Form of employment agreement with Joseph               *
                  A. Graber, Victor E. Caputo and Martin W.
                  Trofimuk
        11        Statement regarding computation of per share          None
                  earnings
        13        Annual report to security holders                      13
        16        Letter on change in certifying accountant             None
        18        Letter on change in accounting principles             None
        21        Subsidiaries of Registrant                             **
        22        Published report regarding matters submitted to       None
                  vote
        23        Consent of independent accountants                     23
        24        Power of attorney                                 Not required
        28        Information from reports furnished to state           None
                  insurance regulatory authorities
        99        Additional exhibits                               Not required

---------------------
* Filed as exhibits to the Registrant's Form S-1 registration statement (File No. 33-69444) and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 and incorporated herein by reference.


         (b)  REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on October 15, 2000 regarding the release of earnings for September 30, 2000 and a quarterly dividend. The Company filed reports on Form 8-K on October 23, 2000 and 8-K/A on November 1, 2000 regarding a change in independent accountants.

                                   SIGNATURES


         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             NORTH BANCSHARES, INC.



                             By: /s/ Mary Ann Hass
                                 ------------------------------
                             Mary Ann Hass, Chairman
                             (DULY AUTHORIZED REPRESENTATIVE)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Mary Ann Hass                            /s/ James L. Ferstel
-----------------------------------          -----------------------------------
Mary Ann Hass, Chairman                      James L. Ferstel, Director

Date:  March 19, 2001                        Date:  March 19, 2001
       ----------------------------                 ----------------------------


/s/ Robert H. Rusher                         /s/ Elmer L. Hass
-----------------------------------          -----------------------------------
Robert H. Rusher, Director                   Elmer L. Hass, Director

Date:  March 19, 2001                        Date:  March 19, 2001
       ----------------------------                 ----------------------------


/s/ Gregory W. Rose                          /s/ Frank J. Donati
-----------------------------------          -----------------------------------
Gregory W. Rose, Director                    Frank J. Donati, Director

Date:  March 19, 2001                        Date:  March 19, 2001
       ----------------------------                 ----------------------------


/s/ Joseph A. Graber                         /s/ Martin W. Trofimuk
-----------------------------------          -----------------------------------
Joseph A. Graber, President and Chief        Martin W. Trofimuk, Vice President
Executive Officer and Director               and Treasurer (PRINCIPAL FINANCIAL
                                             AND ACCOUNTING OFFICER)

Date:  March 19, 2001                        Date:  March 19, 2001
       ----------------------------                 ----------------------------