Form 10QSB
period 2001-03-31
NORTH BANCSHARES INC
filed 2001-05-14
CIK 912623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001


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

               Yes (X)                            No ( )


     As of April 30, 2001, there were 1,160,074 outstanding shares of the Registrant's Common Stock.


     Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

                           NORTH BANCSHARES, INC.

                             Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)
         Item 1. Consolidated Financial Statements                      3
                 Notes to Consolidated Financial Statements             7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    8

Part II - OTHER INFORMATION                                            11
         Item 1. Legal Proceedings                                     11
         Item 6. Exhibits and Reports on Form 8-K                      11


FORM 10-QSB SIGNATURE PAGE                                             12

Part I. Financial Information

Item 1. Consolidated Financial Statements


                                                       NORTH BANCSHARES, INC.
                                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                                            (UNAUDITED)

ASSETS                                                             MARCH 31, 2001   DEC 31, 2000
Cash and due from Banks                                                   $ 2,034      $   1,903
Interest-bearing deposits                                                   3,234          2,006
Federal funds sold                                                          7,729          4,245
Investment in dollar denominated mutual funds                                 365            903
------------------------------------------------------------------------------------------------
   TOTAL CASH AND CASH EQUIVALENTS                                         13,362          9,084
Securities available for sale at fair value                                16,320         16,961
Mortgage-backed securities available for sale at fair value                13,447         13,580
Stock in Federal Home Loan Bank of Chicago                                  2,155          1,905
Loans receivable, net of allowance for loan losses of $266 at March
 31, 2001 and $262 at December 31, 2000                                    88,629         90,765
Accrued interest receivable                                                   895            967
Premises and equipment, net                                                   782            803
Amounts due from brokers                                                        -            376
Other assets                                                                  156            140
------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                           135,746        134,581
------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
Deposit accounts                                                           81,789         81,317
Borrowed Funds                                                             38,100         38,200
Advance payments by borrowers for taxes and insurance                         663          1,068
Accrued interest payable and other liabilities                              2,280          1,213
------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                      122,832        121,798
------------------------------------------------------------------------------------------------

Preferred stock, $.01 par value. Authorized 500,000 shares; none
  outstanding                                                                   -              -
Common stock, $.01 par value. Authorized 3,500,000 shares; issued and outstanding 1,162,253 at March 31, 2001 and 1,181,253 at
  December 31, 2000                                                            19             19
Additional paid in capital                                                 13,253         13,242
Retained earnings, substantially restricted                                11,958         11,955
Treasury stock, at cost (751,822 shares at March 31, 2001 and
  732,822 shares at December 31, 2000)                                    (11,518)       (11,316)
Accumulated other comprehensive loss, net of tax                             (604)          (895)
Common stock acquired by Employee Stock Ownership Plan                       (194)          (222)
------------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                              12,914         12,783
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $135,746       $134,581
------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.


                                                       NORTH BANCSHARES, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         2001           2000
INTEREST INCOME:
  Loans receivable                                                     $1,707          1,657
  Interest-bearing deposits and federal funds sold                        128             39
  Securities available for sale                                           286            302
  Mortgage-backed securities available for sale                           211            230
  Other interest income                                                    43             47
--------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                                   2,375          2,275
--------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposit accounts                                                        922            840
  Borrowed funds                                                          580            558
--------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                  1,502          1,398
--------------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                      873            877
PROVISION FOR LOAN LOSSES                                                   4              4
--------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       869            873
--------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Gain on sale of securities available for sale                             9              -
  Gain on sale of loans                                                    35              -
  Fees and service charges                                                 68             79
  Other                                                                     6              4
--------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                                 118             83
--------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
  Compensation and benefits                                               455            421
  Occupancy expense                                                       124            130
  Professional fees                                                        28             49
  Data processing                                                          49             49
  Advertising and promotion                                                23             44
  Other                                                                    91             93
--------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                                770            786
--------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                217            170
INCOME TAX EXPENSE                                                         84             57
--------------------------------------------------------------------------------------------
NET INCOME                                                               $133            113
--------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
  Basic                                                                  $.12            .10
  Diluted                                                                $.11            .09
--------------------------------------------------------------------------------------------
AVERAGE SHARES OUTSTANDING:
  Basic                                                             1,150,440      1,187,579
  Diluted                                                           1,163,381      1,198,768
--------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                     $424             56
--------------------------------------------------------------------------------------------



See accompanying notes to unaudited consolidated financial statements.

                                                         NORTH BANCSHARES, INC.
                                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (DOLLARS IN THOUSANDS)
                                               THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                                               (UNAUDITED)

                                                                                            Accumulated    Common
                                                            Additional                      other          stock
                                                  Common    paid in    Retained   Treasury  comprehensive  acquired
                                                  Stock     capital    earnings   stock     income (loss)  by ESOP   Total
Balance at December 31, 1999                      $19        13,393    11,115     (11,025)  (1,916)        (333)     11,253
 Net income                                         -             -       113           -        -            -         113
 Change in accumulated other
  comprehensive loss                                -             -         -           -      (57)           -         (57)
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                          -             -         -           -        -            -          56

ESOP shares earned                                  -            11         -           -        -           28          39
Purchase of treasury stock, 32,451 shares           -             -         -        (287)       -            -        (287)
Cash dividend ($.11 per share)                      -             -      (135)          -        -            -        (135)
Options exercised and reissuance of treasury
 stock,12,614 shares                                -          (113)        -         203        -            -          90
----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                          19        13,291    11,093     (11,109)  (1,973)        (305)     11,016
============================================================================================================================

Balance at December 31, 2000                       19        13,242    11,955     (11,316)    (895)        (222)     12,783
 Net income                                         -             -       133           -        -            -         133
 Change in accunulated other
  comprehensive loss                                -             -         -           -      291            -         291
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                          -             -         -           -        -            -         424

ESOP shares earned                                  -            11         -           -        -           28          39
Purchase of treasury stock, 19,000 shares           -             -         -        (202)       -            -        (202)
Cash dividend ($.11 per share)                      -             -      (130)          -        -            -        (130)
Options exercised and reissuance of treasury
 stock, none                                        -             -         -           -        -            -           -
-----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                         $19        13,253    11,958     (11,518)    (604)         (194)     12,914
=============================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                                                         NORTH BANCSHARES, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                             (IN THOUSANDS)
                                                  FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                      2001                   2000
Cash flows from operating activities:
  Net Income                                                                      $ 133          113
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                   21           22
     Deferred loan costs, net of amortization                                        22            9
     Amortization of premiums and discounts, net                                    (26)          (1)
     ESOP expense                                                                    39           39
     Provision for loan losses                                                        4            4
     Gain on sale of securities available for sale                                   (9)           -
     Gain on sale of loans                                                           (2)           -
     Proceeds from sale of loans                                                    319            -
     Changes in assets and liabilities:
      Decrease (increase) in accrued interest receivable                            121          (30)
      Decrease (increase) in due from broker                                        376       (1,254)
      Increase in other assets, net                                                 (65)         (30)
      Increase in other liabilities                                                 926          490
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                               1,859         (638)
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Maturities of securities available for sale                                     1,000            -
  Purchase of mortgage-backed securities available for sale                        (986)           -
  Proceeds from sales of mortgage-backed securities available for sale              924            -
  Repayment of mortgage-backed securities available for sale                        303          258
  Purchase of Federal Home Loan Bank stock                                         (250)           -
  Loan originations                                                              (5,293)      (4,389)
  Loan repayments                                                                 7,086        2,619
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                               2,784       (1,512)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in deposit accounts                                                      472        1,775
  Decrease in borrowed funds                                                       (100)        (265)
  Decrease in advance payments by borrowers for taxes and insurance                (405)        (406)
  Payment of cash dividend                                                         (130)        (135)
  Proceeds from stock options exercised                                               -           90
  Purchase of treasury stock                                                       (202)        (287)
-----------------------------------------------------------------------------------------------------
Net cash (used in)  provided by financing activities                               (365)         772
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              4,278       (1,378)
Cash and cash equivalents at beginning of period                                  9,084        5,877
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $13,362        4,499
-----------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash payments during the period for:
  Interest                                                                       $1,052        1,057
  Taxes                                                                             275           25
-----------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1)  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and Article 10 of Regulation S-B. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are normal and recurring in nature and necessary for a fair presentation of the financial condition as of March 31, 2001 and results of operations for the three month periods ended March 31, 2001 and March 31, 2000, but are not necessarily indicative of the results which may be expected for the entire year.

(2)  Principles of Consolidation

         The accompanying unaudited consolidated financial statements include the accounts of North Bancshares, Inc. (the "Company"), its wholly-owned subsidiary, North Federal Savings Bank (the "Bank"), and the Bank's subsidiary North Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.
                                                      For the three months
                                                         ended March 31,

(In thousands, except share data)                     2001               2000
-------------------------------------------------------------------------------
Numerator:
 Net Income                                           $133                113
Denominator:
 Basic earnings per share-weighted average
  shares outstanding                             1,150,440          1,187,579
 Effect of dilutive stock options outstanding       12,941             11,189
 Diluted earnings per share-adjusted weighted
  average shares outstanding                     1,163,381          1,198,768
Basic earnings per share                               .12                .10
Diluted earnings per share                             .11                .09
-------------------------------------------------------------------------------
          Only options where the exercise price is below the current market price are included in diluted earnings per share.

4) Comprehensive income

         The Company's comprehensive income includes net income and other comprehensive income (loss) comprised of unrealized gains or losses on securities available for sale, net of tax effect, which are also recognized as separate components of equity.

(5) Stock Repurchase Program

         On September 14, 2000, the Company announced the beginning of another stock repurchase program. The new repurchase program amounts to 50,000 shares or approximately 4.0% of the outstanding shares of the Company. The Company intends to repurchase shares in open market transactions or in privately negotiated transactions over a one year period. At March 31, 2001, 29,689 shares had been repurchased under the new program at an average cost of $9.94 per share. Management continues to believe that stock repurchase programs provide enhanced value to both the Company and its stockholders.

(6) Dividend Declaration

         On January 19, 2001, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, which was paid on February 15, 2001 to stockholders of record on February 1, 2001. On April 16, 2001, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, to be paid on May 15, 2001 to stockholders of record on May 1, 2001.

(7) Commitments and Contingencies

         At March 31, 2001, the Bank had outstanding commitments to originate loans or fund participations in the amount of $5.0 million at an average rate of 8.13% and unused equity lines of credit totaling $3.0 million, which are priced at the prime rate.

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

Forward-Looking Statements

         When used in this Form 10-QSB, and in other filings by the Company with the SEC, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "such as", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected The Company wishes to caution readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

         The OTS requires minimum levels of liquid assets. OTS regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable accounts and borrowings payable in one year or less. The OTS has implemented an interim rule effective March 15, 2001 which requires institutions to maintain sufficient liquidity to ensure its safe and sound operation. Comments are being accepted on this interim rule through May 14, 2001. At March 31, 2001, the Bank's liquidity ratio was 11.5% compared with 4.0% at March 31, 2000. The increase in liquidity was primarily due to funds allocated for loan closings scheduled in the second quarter.

         Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets and a risk-based capital standard expressed as a percentage of risk-adjusted assets. At March 31, 2001, the Bank exceeded all of its regulatory capital requirements. At such date, the Bank's tangible capital, core capital and risk-based capital of $12.7 million, $12.7 million and $13.0 million, respectively, exceeded the applicable minimum requirements by $10.7 million or 7.9%, $8.7 million or 6.4%, and $8.3 million or 14.0%, respectively.

Changes In Financial Condition

         Total assets increased by $1.1 million and amounted to $135.7 million at March 31, 2001 from $134.6 million at December 31, 2000. The increase was primarily attributable to a $4.3 million increase in cash and cash equivalents partially offset by a $2.2 million decrease in net loans receivable.

         Net loans receivable decreased by $2.2 million and amounted to $88.6 million at March 31, 2001 from $90.8 million at December 31, 2000. The decrease was primarily attributable to increased refinance activity due to the decline in interest rates. The Company originated $5.3 million in residential mortgage, consumer and commercial real estate loans during the three months ended March 31, 2001 compared with $4.4 million during the three months ended March 31, 2000. Repayments totaled $7.1 million and loan sales totaled $319,000 during the three months ended March 31, 2001 compared with $2.6 million in repayments and no loan sales during the three months ended March 31, 2000.

         Total deposits increased by $500,000 and amounted to $81.8 million at March 31, 2001 compared with $81.3 million at December 31, 2000. There was a $1.9 million increase in money market deposit accounts and non-interest bearing checking accounts during the three months ended March 31, 2001, which was partially offset by an $1.0 million decrease in NOW checking accounts and certificates of deposit.

         Accrued interest payable and other liabilities increased by $1.1 million and amounted to $2.3 million at March 31, 2001 compared with $1.2 million at December 31, 2000. The increase was primarily attributable to an increase in outstanding checks and accrued interest on certificates of deposit that pay interest in December of each year.

         Stockholders' equity was $12.9 million at March 31, 2001 compared with $12.8 million at December 31, 2000. The increase was primarily attributable to a $291,000 improvement in other comprehensive loss primarily attributable to a decline in interest rates and the positive effect on securities that are classified available for sale. The increase was partially offset by a $202,000 increase in treasury stock related to stock repurchases. Book value per share increased to $11.11 at March 31, 2001 from $10.82 at December 31, 2000.

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


                                                     Three Months Ended March 31,

                                                    2001                               2000
                                      ---------------------------------------------------------------------
                                                   Interest   Average                 Interest    Average
                                        Average    Earned\    Yield\      Average     Earned\     Yield\
                                        Balance      Paid     Cost(3)     Balance       Paid      Cost(3)
                                      ---------------------------------------------------------------------
                                                             (Dollars in thousands)
                                                  ---------------------------------------------------------


Interest-earnings assets:
  Loans receivable                          $89,552      $1,707       7.62%   $89,451      $1,657         7.41%
  Investment securities                      17,656         291       6.59     18,350         302         6.58
  Mortgage-backed securities                 13,842         211       6.10     15,196         230         6.05
  Federal funds sold                          7,578         106       5.60      1,870          25         5.35
  Other                                       4,158          60       5.77      3,760          61         6.49
-----------------------------------------------------------------------------------------------------------
Total interest-earning assets               132,786       2,375       7.15    128,627       2,275         7.07
Non-interest-earning assets                   3,125                             2,237
-----------------------------------------------------------------------------------------------------------
Total Assets                               $135,911                          $130,864
-----------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  MMDA & NOW accounts                        24,351         246       4.04     23,932         234         3.91
  Passbook accounts                          12,344          84       2.72     13,025          89         2.73
  Certificate accounts                       41,175         592       5.75     37,804         516         5.46
  Borrowed funds                             39,400         580       5.89     40,534         559         5.52
-----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          117,270       1,502       5.12    115,295       1,398         4.85
Non-interest bearing deposits                 3,085                             2,442
Other liabilities                             2,661                             1,942
-----------------------------------------------------------------------------------------------------------
Total liabilities                           123,016                           119,678
Stockholders' equity                         12,895                            11,186
-----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity $135,911                          $130,864
-----------------------------------------------------------------------------------------------------------
Net interest income/interest rate
spread (1)                                                  873       2.03%                   877         2.22%
-----------------------------------------------------------------------------------------------------------
Net earning assets/net interest margin (2)
                                            $15,516                   2.63%   $13,332                     2.73%
-----------------------------------------------------------------------------------------------------------
Percentage of interest-earning assets to
interest-bearing liabilities                         113.23%                           111.56%
-----------------------------------------------------------------------------------------------------------

1. Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
2. Net interest margin represents net interest income divided by average interest-earning assets.
3. Average yields and costs for the three  month period presented are annualized for presentation purposes.



Comparison Of Operating Results For The Three Months Ended March 31, 2001 And March 31, 2000

         General. Net income increased by $20,000 and amounted to $133,000 for the three months ended March 31, 2001 from $113,000 for the three months ended March 31, 2000. Diluted earnings per share increased by $.02 and amounted to $.11 for the three months ended March 31, 2001 from $.09 per share for the three months ended March 31, 2000. The increase in net income and earnings per share was primarily related to a $35,000 increase in non-interest income and a $16,000 decrease in non-interest expenses partially offset by a $27,000 increase in income tax expense.

         Interest Income. Interest income increased by $100,000 and amounted to $2.4 million for the three months ended March 31, 2001 from $2.3 million for the three months ended March 31, 2000. There was an increase in the annualized yield on average interest-earning assets to 7.15% for the three months ended March 31, 2001 from 7.07% for the three months ended March 31, 2000. The increase was primarily attributable to an increase in the average yield on loans receivable to 7.62% for the three months ended March 31, 2001 from 7.41% for the three months ended March 31, 2000. In addition, there was an increase in average interest-earning assets to $132.8 million for the three months ended March 31, 2001 compared with $128.6 million for the three months ended March 31, 2000.

         Interest Expense. Interest expense increased $100,000 and amounted to $1.5 million for the three months ended March 31, 2001 from $1.4 million for the three months ended March 31, 2000. The annualized average cost of interest-bearing liabilities increased to 5.12% for the three months ended March 31, 2001 from 4.85% for the three months ended March 31, 2000. The increase was due primarily to an increase in the average cost of borrowed funds to 5.89% for the three months ended March 31, 2001 from 5.52% for the three months ended March 31, 2000. In addition, there was an increase in average interest-bearing liabilities to $117.3 million for the three months ended March 31, 2001 from $115.3 million for the three months ended March 31, 2000. The company anticipates a lower average cost of borrowed funds for the balance of the year due to refinancing shorter term higher-rate FHLB advances at lower rates for longer tems. The Company also anticipates a lower average cost of money market and certificate accounts due to the general decline in interest rates that began in January 2000.

         Provision For Loan Losses. The Company added $4,000 to its allowance for loan losses for the three months ended March 31, 2001 and March 31, 2000. The allowance for loan losses was $266,000 at March 31, 2001 compared with $235,000 at March 31, 2000. The allowance for loan losses amounted to .30% of loans receivable at March 31, 2001 and .26% at March 31, 2000. There were no loans were delinquent 90 days or more at March 31, 2001. The increase was primarily due to increased consumer and commercial real estate lending activity.

        On a quarterly basis,management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at March 31, 2001, there can be no assurance that such losses will not exceed estimated amounts.

         Non-Interest Income. Non-interest income increased by $35,000 and amounted to $118,000 for the three months ended March 31, 2001 compared with $83,000 for the three months ended March 31, 2000. The increase was primarily attributable to $35,000 in mortgage servicing rights related to sales of long term fixed rate mortgage loans. In addition there was an $9,000 increase in gain on the sale of investment securities available for sale which was offset by an $11,000 decrease in fees and service charges.

         Non-Interest Expense. Non-interest expense decreased by $16,000 and amounted to $770,000 for the three months ended March 31, 2001 from $786,000 for the three months ended March 31, 2000. The decrease was primarily attributable to a $42,000 decrease in advertising expense and professional fees partially offset by a $34,000 increase in compensation and benefits expense primarily related to increased salaries, a result of cost of living and annual salary increases and increased benefit costs .

         Income Tax Expense. Income tax expense increased by $27,000 and amounted to $84,000 for the three months ended March 31, 2001 from $57,000 for the three months ended March 31, 2000. The increase in expense was primarily related to an increase in income before taxes.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 6. Exhibits and Reports on Form 8-K

        (A) 1. Form 8-K dated March 27, 2001, Registrant issued a press release dated March 27, 2001 regarding a move from the Nasdaq National Market to the Nasdaq SmallCap Market.
            2. Form 8-K dated April 17, 2001, Registrant issued a press release dated April 17, 2001 regarding first quarter 2001 earnings and a regular quarterly dividend.

                                SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NORTH BANCSHARES, INC.
                                         ----------------------
                                              (Registrant)



Date   May 10, 2001                      /S/ Joseph A. Graber
    ----------------------               -----------------------
                                         Joseph A. Graber
                                         President and Chief Executive Officer




Date   May 10, 2001                      /S/ Martin W. Trofimuk
    ----------------------               ------------------------
                                         Martin W. Trofimuk
                                         Vice President and Treasurer