Form 10QSB
period 2001-06-30
NORTH BANCSHARES INC
filed 2001-08-09
CIK 912623

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001


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

                Yes (X)                            No ( )


         As of July 31, 2001, there were 1,157,774 outstanding shares of the Registrant's Common Stock.

         Transitional Small Business Disclosure Format(Check one):Yes ( ) No (X)

                       NORTH BANCSHARES, INC.

                         Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)
         Item 1. Condensed Consolidated Financial Statements                3
                 Notes to Condensed Consolidated Financial Statements       7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        8


Part II - OTHER INFORMATION                                                13
         Item 1. Legal Proceedings                                         13
         Item 4. Submission of Matters to a Vote of Security Holders.      13
         Item 6. Exhibits and Reports on Form 8-K                          13


FORM 10-QSB SIGNATURE PAGE                                                 14

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

                                    NORTH BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                        JUNE 30, 2001    DEC 31, 2000
                                                                (UNAUDITED)
Cash and due from Banks                                             $ 2,064           1,930
Interest-bearing deposits                                             2,270           2,006
Federal funds sold                                                    9,789           4,245
Investment in dollar denominated mutual funds                           191             903
-------------------------------------------------------------------------------------------
   TOTAL CASH AND CASH EQUIVALENTS                                   14,314           9,084
Securities available for sale at fair value                          16,130          16,961
Mortgage-backed securities available for sale at fair value          12,830          13,580
Stock in Federal Home Loan Bank of Chicago                            2,692           1,905
Loans receivable, net of allowance for loan losses of $273 at
 June 30, 2001 and $262 at December 31, 2000                         91,901          90,765
Accrued interest receivable                                           1,012           1,016
Premises and equipment, net                                             758             803
Amounts due from brokers                                                  -             376
Other assets                                                            182              91
-------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                     139,819         134,581
-------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
Deposit accounts                                                     84,644          81,317
Borrowed Funds                                                       39,100          38,200
Advance payments by borrowers for taxes and insurance                 1,094           1,068
Accrued interest payable and other liabilities                        2,294           1,213
-------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                127,132         121,798
-------------------------------------------------------------------------------------------

Preferred stock, $.01 par value. Authorized 500,000 shares; none
  outstanding                                                             -               -
Common stock, $.01 par value. Authorized 3,500,000 shares; issued and outstanding 1,157,774 at June 30, 2001 and 1,181,253 at
  December 31, 2000                                                     19              19
Additional paid in capital                                           13,224          13,242
Retained earnings, substantially restricted                          11,941          11,955
Treasury stock, at cost (756,301 shares at June 30, 2001 and
  732,822 shares at December 31, 2000)                              (11,542)        (11,316)
Accumulated other comprehensive loss                                   (788)           (895)
Common stock acquired by Employee Stock Ownership Plan                 (167)           (222)
-------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                        12,687          12,783
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $139,819         134,581
-------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.


                                     NORTH BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                       JUNE 30,                 JUNE 30,
                                                                    2001         2000      2001        2000

INTEREST INCOME:
  Loans receivable                                                $1,696         1,690       3,403      3,347
  Interest-bearing deposits and federal funds sold                   118            59         246         98
  Securities available for sale                                      274           314         560        616
  Mortgage-backed securities available for sale                      205           226         416        456
  Other interest income                                               41            41          84         88
-------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                              2,334         2,330       4,709      4,605
-------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposit accounts                                                   887           877       1,809      1,717
  Borrowed funds                                                     557           572       1,137      1,130
-------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                             1,444         1,449       2,946      2,847
-------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                 890           881       1,763      1,758
PROVISION FOR LOAN LOSSES                                              7            27          11         31
-------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  883           854       1,752      1,727
-------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Gain (loss) on sale of securities available for sale                 -          (90)          11        (90)
  Other than temporary decline in value of securities
   available for sale                                                  -          (24)           -        (24)
  Gain on sale of real estate                                          -         1,322           -       1,322
  Gain on sale of mortgage loans                                       9             -          44           -
  Other non-interest income                                           86            76         158         159
--------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                             95         1,284         213       1,367
--------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
  Compensation and benefits                                          445           429         900         850
  Occupancy expense                                                  124           111         248         241
  Professional fees                                                   43            66          71         115
  Data processing                                                     55            55         104         104
  Advertising and promotion                                           36            41          59          85
  Other non-interest expense                                          92            97         183         190
--------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                           795           799       1,565       1,585
--------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                           183         1,339         400       1,509
INCOME TAX EXPENSE                                                    73           306         157         363
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $110         1,033         243       1,146
--------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
  Basic                                                             $.10           .88         .21         .97
  Diluted                                                           $.10           .87         .21         .96
--------------------------------------------------------------------------------------------------------------
AVERAGE SHARES OUTSTANDING:
  Basic                                                        1,139,347     1,171,405   1,146,620   1,181,380
  Diluted                                                      1,152,318     1,180,442   1,158,579   1,190,906
--------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                         $(74)         1,161         350       1,217
--------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.


                                               NORTH BANCSHARES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                         SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                                            (UNAUDITED)

                                                                                         Accumulated     Common
                                                    Additional                           other           stock
                                          Common    paid in      Retained    Treasury    comprehensive   acquired
                                          Stock     capital      earnings    stock       income (loss)   by ESOP      Total
Balance at December 31, 1999                $19     13,393       11,115      (11,025)    (1,916)         (333)        11,253
 Net income                                   -          -        1,146            -          -             -          1,146
 Change in accumulated other
   comprehensive loss                         -          -            -            -         71             -             71
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                    -          -            -            -          -             -          1,217
ESOP shares earned                            -         19            -            -          -            55             74
Purchase of treasury stock, 49,830
  shares                                      -          -            -         (442)         -             -           (442)
Cash dividend ($.22 per share)                -          -         (267)           -          -             -           (267)
Options exercised and reissuance of
  treasury stock, 17,110 shares               -       (154)           -          275          -             -            121
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                     19     13,258       11,994      (11,192)    (1,845)         (278)        11,956
----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                 19     13,242       11,955      (11,316)      (895)         (222)        12,783
 Net income                                   -          -          243            -          -             -            243
 Change in accumulated other
   comprehensive loss                         -          -            -            -        107             -            107
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                    -          -            -            -          -             -            350
ESOP shares earned                            -         25            -            -          -            55             80
Purchase of treasury stock, 30,749
  shares                                      -          -            -         (318)         -             -           (318)
Cash dividend ($.22 per share)                -          -         (257)           -          -             -           (257)
Options exercised and reissuance of
  treasury stock, 6,000 shares                -        (43)           -           92          -             -             49
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                    $19     13,224       11,941      (11,542)      (788)         (167)        12,687
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed unaudited consolidated financial statements.

                                            NORTH BANCSHARES, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                             (IN THOUSANDS)

                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                                       2001            2000
Cash flows from operating activities:
  Net Income                                                          $ 243           1,146
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                       48              51
     Deferred loan costs, net of amortization                            24              15
     Amortization of premiums and discounts, net                        (25)              2
     ESOP expense                                                        80              74
     Provision for loan losses                                           11              31
     (Gain) loss on sale of securities available for sale                (9)            114
     Gain on sale of loans                                              (10)              -
     Gain on sale of real estate                                          -          (1,322)
     Federal Home Loan Bank of Chicago stock dividend                   (71)            (77)
   Changes in assets and liabilities:
      Decrease (Increase) in other assets, net                          289            (123)
      Increase in other liabilities                                   1,038             897
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                             1,616             808
-------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Maturities of securities available for sale                         1,000               -
  Purchase of securities available for sale                               -          (1,991)
  Proceeds from sales of securities available for sale                    -           2,191
  Purchase of mortgage-backed securities available for sale            (986)              -
  Proceeds from sales of mortgage-backed securities available
   for sale                                                             924               -
  Repayment of mortgage-backed securities available for sale            829             606
  Increase in loans                                                  (2,012)         (2,232)
  Proceeds from sale of mortgage loans                                  851
  Proceeds from sale of real estate                                       -           1,500
  (Purchase) sale of Federal Home Loan Bank of Chicago stock           (716)            477
  Federal Home Loan Bank of Chicago stock dividend                      (71)            (77)
  Purchase of premises and equipment                                     (3)             (8)
-------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                    (113)            543
-------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in deposit accounts                                        3,327           4,625
  Increase (decrease) in borrowed funds                                 900          (4,835)
  Increase in advance payments by borrowers for taxes and insurance      26              48
  Payment of cash dividend                                             (257)           (267)
  Proceeds from stock options exercised                                  49             121
  Purchase of treasury stock                                           (318)           (442)
-------------------------------------------------------------------------------------------
Net cash provided by (used in)  financing activities                  3,727            (750)
-------------------------------------------------------------------------------------------
Net increase  in cash and cash equivalents                            5,230             601
Cash and cash equivalents at beginning of period                      9,084           5,877
-------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $14,314           6,478
-------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash payments during the period for:
  Interest                                                           $2,191           2,233
 Taxes                                                                  385             125
-------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generaly accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generaly accepted in the United States of America for complete financial statements.

         In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial condition as of June 30, 2001 and results of operations for the three and six month periods ended June 30, 2001 and June 30, 2000, but are not necessarily indicative of the results which may be expected for the entire year.

(2)  Principles of Consolidation

         The accompanying unaudited condensed consolidated financial statements include the accounts of North Bancshares, Inc. (the "Company"), its wholly-owned subsidiary, North Federal Savings Bank (the "Bank"), and the Bank's subsidiary North Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                         For the three months            For the six months
                                                             ended June 30,                 ended June 30,

(In thousands, except share data)                          2001           2000            2001           2000
-------------------------------------------------------------------------------------------------------------------------
Numerator:
 Net Income                                                $110          1,033             243          1,146
Denominator:
 Basic earnings per share-weighted average
  shares outstanding                                  1,139,347      1,171,405       1,146,620      1,181,380
 Effect of dilutive stock options outstanding            12,971          9,037          11,959          9,526
 Diluted earnings per share-adjusted weighted
  average shares outstanding                          1,152,318      1,180,442       1,158,579      1,190,906
Basic earnings per share                                    .10            .88             .21            .97
Diluted earnings per share                                  .10            .87             .21            .96
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------



4) Comprehensive income

         The Company's comprehensive income includes net income and other comprehensive income (loss) comprised of unrealized gains or losses on securities available for sale, net of tax effect, which are also recognized as separate components of equity.

(5) Stock Repurchase Program

         On September 14, 2000, the Company announced the beginning of another stock repurchase program. The new repurchase program amounts to 50,000 shares or approximately 4.0% of the outstanding shares of the Company. The Company intends to repurchase shares in open market transactions or in privately negotiated transactions over a one year period. At June 30, 2001, 40,168 shares had been repurchased under the new program at an average cost of $10.23 per share. Management continues to believe that stock repurchase programs provide enhanced value to both the Company and its stockholders.

(6) Dividend Declaration

         On April 16, 2001, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, which was paid on May 15, 2001 to stockholders of record on May 1, 2001. On July 16, 2001, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, to be paid on August 15, 2001 to stockholders of record on August 1, 2001.

(7) Commitments and Contingencies

         At June 30, 2001, the Bank had outstanding applications and commitments to originate loans in the amount of $5.1 million at an average rate of 7.58% and unused lines of credit totaling $3.9 million.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The primary business of the Company is that of an independent community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public, acquires deposits through brokers or borrows funds and uses such funds to originate or acquire one-to-four family residential mortgages, loans secured by small apartment buildings or mixed use properties, equity lines of credit secured by real estate and commercial real estate loans. The Company also invests in U.S. Government and agency securities, federal agency mortgage-backed securities, investment grade securities, common stocks of other financial institutions and money market accounts.

         The Company's consolidated results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest paid on deposits and other borrowings, loan loss provisions and to a lesser degree on non-interest income less non-interest expense and income taxes. The Company's operating expenses consist principally of employee compensation and benefits, occupancy expenses, and other non-interest expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

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

         The OTS requires the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At June 30, 2001, the Bank's liquidity ratio was 12.4% compared with 5.8% for the quarter ended June 30, 2000.

         Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets and a risk-based capital standard expressed as a percentage of risk-adjusted assets. At June 30, 2001, the Bank exceeded all of its regulatory capital requirements. At such date, the Bank's tangible capital, core capital and risk-based capital of $12.7 million, $12.7 million and $13.0 million, respectively, exceeded the applicable minimum requirements by $10.6 million or 7.5%, $8.5 million or 6.0%, and $7.9 million or 12.6%, respectively.

Changes In Financial Condition

         Total assets amounted to $139.8 million at June 30, 2001, an increase of $5.2 million from $134.6 million at December 31, 2000. The increase was primarily attributable to a $5.2 million increase in cash and cash equivalents resulting primarily from a $3.3 million increase in deposit accounts and a $900,000 increase in borrowed funds.

         Net loans receivable amounted to $91.9 million at June 30, 2001, an increase of $1.1 million from $90.8 million at December 31, 2000. The increase was due primarily to increased commercial real estate and equity line of credit activity during the period. The Company originated $15.3 million in residential mortgage, consumer and commercial real estate loans during the six months ended June 30, 2001 compared with $7.4 million during the six months ended June 30, 2000. Repayments of loans during the six months ended June 30, 2001 amounted to $13.3 million compared with $5.1 million during the six months ended June 30, 2000. The company also sold $851,000 in fixed rate mortgage loans during the six months ended June 30, 2001 compared with no loan sales during the six months ended June 30, 2000.

         Total deposits amounted to $84.6 million at June 30, 2001 compared with $81.3 million at December 31, 2000. The $3.3 million increase was primarily attributable to a $2.1 million increase in certificates of deposit and a $1.7 million increase in checking and money market accounts. The increase in certificates was primarily due to the use of brokered certificates of deposit as a funding source for short term construction and commercial real estate loans. Non-interest bearing checking accounts increased 11.8% to $3.5 million at June 30, 2001 from $3.1 million at December 31, 2000.

         Borrowed funds increased by $900,000 to $39.1 million at June 30, 2001 compared with $38.2 million at December 31, 2000. The average cost of borrowed funds decreased to 5.73% for the three months ended June 30, 2001 compared with 5.84% for the three months ended June 30, 2000. The weighted average cost of borrowed funds decreased to 5.59% at June 30, 2001 compared with 5.96% at June 30, 2000. The decrease in the average cost was primarily attributable to refinancing short-term higher cost FHLB advances with FHLB advances at lower rates and longer maturities.

         Accrued interest payable and other liabilities amounted to $2.3 million at June 30, 2001, an increase of $1.1 million from $1.2 million at December 31, 2000. The increase was primarily attributable to accrued interest on certificates of deposit that pay interest once a year in December.

         Stockholders' equity was $12.7 million at June 30, 2001 compared with $12.8 million at December 31, 2000. The decrease was primarily attributable to a $226,000 increase in treasury stock partially offset by a $107,000 improvement in other comprehensive loss. Retained earnings increased by $243,000 due to net income which was offset by $257,000 in dividend payments. Book value per share increased to $10.96 at June 30, 2001 from $10.82 at December 31, 2000.

Average Balance Sheet

         The following table presents certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yield.

                                                  Three Months Ended June 30,                   Six Months Ended June 30,
                                             2001                          2000                           2001
                                -----------------------------------------------------------------------------------------
                                           Interest  Average              Interest  Average            Interest  Average
                                Average    Earned\   Yield\    Average    Earned\   Yield\   Average   Earned\   Yield\
                                Balance    Paid      Cost(3)   Balance    Paid      Cost     Balance   Paid      Cost
                                -----------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
                                -----------------------------------------------------------------------------------------
Interest-earnings assets:
  Loans receivable               $90,800    $1,696     7.47%   $90,543    $1,690      7.47%   $90,397  $3,403     7.53%
  Investment securities           16,950       280     6.61     19,051       319      6.70     17,364     572     6.59
  Mortgage-backed securities      13,489       205     6.08     14,891       226      6.07     13,659     416     6.09
  Federal funds sold               8,000        91     4.55      2,357        43      7.30      7,798     197     5.05
  Other                            5,161        62     4.81      3,581        52      5.81      4,555     121     5.31
-----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets    134,400     2,334     6.95    130,423     2,330      7.15    133,773   4,709     7.04
Non-interest-earning assets        3,021                         2,202                          3,024
-----------------------------------------------------------------------------------------------------------------------
Total Assets                    $137,421                      $132,625                       $136,797
-----------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  MMDA & NOW accounts             25,194       218     3.46     23,821       241      4.05     24,706     464     3.76
  Passbook accounts               12,191        83     2.72     12,884        88      2.73     12,254     167     2.73
  Certificate accounts            42,072       586     5.57     40,213       548      5.45     41,701   1,178     5.65
  Borrowed funds                  38,850       557     5.73     39,192       572      5.84     39,268   1,137     5.79
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                     118,307     1,444     4.88    116,110     1,449      4.99    117,929   2,946     5.00
Non-interest bearing deposits      3,056                         2,825                          3,065
Other liabilities                  3,287                         2,255                          2,979
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                124,650                       121,190                        123,973
Stockholders' equity              12,771                        11,435                         12,824
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity           $137,421                      $132,625                       $136,797
-----------------------------------------------------------------------------------------------------------------------
Net interest income/interest
 rate spread (1)                     890      2.07%                881      2.16%               1,763    2.04%
-----------------------------------------------------------------------------------------------------------------------
Net earning assets/net interest
margin (2)                       $16,093               2.65%   $14,313                2.70%   $15,844             2.64%
-----------------------------------------------------------------------------------------------------------------------
Percentage of interest-earning
 assets to interest-bearing
 liabilities                      113.60%                       112.33%                       113.44%
-----------------------------------------------------------------------------------------------------------------------

1. Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
2. Net interest margin represents net interest income divided by average interest-earning assets.
3. Average yield and costs for the three and six month periods presented are annualized for presentation purposes.

Comparison Of Operating Results For The Three Months Ended June 30, 2001 And
 June 30, 2000

         General. Net income was $110,000 for the three months ended June 30, 2001, a decrease of $923,000 from $1.0 million for the three months ended June 30, 2000. Diluted earnings per share amounted to $.10 for the three months ended June 30, 2001, a decrease of $.77, from $.87 per share for the three months ended June 30, 2000. The decrease in net income and diluted earnings per share was primarily related to a $1.3 million pre-tax gain on the sale of real estate recorded during the three months ended June 30, 2000.

         Interest Income. Interest income remained steady and amounted to $2.3 million for the three months ended June 30, 2001 and 2000. There was a decrease in the annualized yield on average interest-earning assets to 6.95% for the three months ended June 30, 2001 from 7.15% for the three months ended June 30, 2000 due primarily to a decrease in the average yield of federal funds sold and other investments. The decrease in yield was partially offset by an increase in average interest-earning assets to $134.4 million for the three months ended June 30, 2001 compared with $130.4 million for the three months ended June 30, 2000.

         Interest Expense. Interest expense remained steady and amounted to $1.4 million for the three months ended June 30, 2001 and June 30, 2000. The annualized average cost of interest-bearing liabilities decreased to 4.88% for the three months ended June 30, 2001 from 4.99% for the three months ended June 30, 2000. The decrease was due primarily to a decrease in the average cost of money market deposit accounts and borrowed funds. The decrease in the average cost was partially offset by a $2.6 million increase in the average balance of interest -bearing deposit accounts to $79.5 million for the three months ended June 30, 2001 from $76.9 million for the three months ended June 30, 2000.

         Provision For Loan Losses. The Company provided an additional $7,000 to its allowance for loan losses for the three months ended June 30, 2001 compared with $27,000 for the three months ended June 30, 2000. The allowance for loan losses was $273,000 at June 30, 2001 and $262,000 at June 30, 2000. The
allowance for loan losses amounted to .30% of loans receivable at June 30, 2001 and .29% at June 30, 2000. The increase in the allowance was primarily attributable to an increase in commercial real estate lending and general economic conditions. There were no loans delinquent 90 days or more at June 30, 2001.

         On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at June 30, 2001, there can be no assurance that such losses will not exceed estimated amounts.

         Non-Interest Income. Non-interest income amounted to $95,000 for the three months ended June 30, 2001, a decrease of $1.2 million from $1.3 million for the three months ended June 30, 2000. The decrease was primarily attributable to a $1.3 million gain on the sale of real estate recorded during the three months ended June 30, 2000. The gain was partially offset by a $90,000 loss on the sale of securities available for sale and $24,000 in other than temporary declines in value of securities available for sale recorded during the three months ended June 30, 2000.

         Non-Interest Expense. Non-interest expense decreased by $4,000 to $795,000 for the three months ended June 30, 2001 compared with $799,000 for the three months ended June 30, 2000. There was a $23,000 decrease in professional fees which were partially offset by a $16,000 increase in compensation and benefits expense related to increased salary and benefit costs.

         Income Tax Expense. Income tax expense amounted to $73,000 for the three months ended June 30, 2001 compared with $306,000 for the three months ended June 30, 2000. The decrease was primarily due to a decrease in income before taxes. The effective tax rate amounted to 39.8% for the three months ended June 30, 2001 compared with 22.9% for the three months ended June 30, 2000. The effective tax rate for the quarter ended June 30, 2000 was lower due primarily to the utilization of capital loss carryforwards which had been previously reserved.

Comparison Of Operating Results For The Six Months Ended June 30, 2001 And
 June 30, 2000

         General. Net income amounted to $243,000 for the six months ended June 30, 2001, a decrease of $903,000 from $1.1 million for the six months ended June 30, 2000. Diluted earnings per share amounted to $.21 for the six months ended June 30, 2001 a decrease of $.75 from $.96 per share for the six months ended June 30, 2000. The decrease was primarily attributable to a $1.3 million pre-tax gain on the sale of real estate recorded during the six months ended June 30, 2000.

         Interest Income. Interest income increased $104,000 and amounted to $4.7 million for the six months ended June 30, 2001 compared with $4.6 million for the six months ended June 30, 2000. The increase was primarily attributable to an increase in average interest earning assets to $133.8 million for the six months ended June 30, 2001 from $129.6 million for the six months ended June 30, 2000. This increase was partially offset by a decrease in the annualized yield on average interest-earning assets to 7.04% for the six months ended June 30, 2001 from 7.11% for the six months ended June 30, 2000. The decrease in the annualized yield was primarily attributable to a decrease in the average yield on federal funds sold and other investments.

         Interest Expense. Interest expense increased $99,000 and amounted to $2.9 million for the six months ended June 30, 2001 compared with $2.8 million for the six months ended June 30, 2000. The increase was primarily attributable to an increase in the average balance of interest-bearing liabilities to $117.9 million for the six months ended June 30, 2001 from $115.6 million for the six months ended June 30, 2000. In addition, there was an increase in the average cost of interest-bearing liabilities to 5.00% for the six months ended June 30, 2001 from 4.93% for the six months ended June 30, 2000 due primarily to an increase in the average cost of certificates of deposit. During the six month period higher cost certificates of deposit and borrowings matured and were replaced with lower cost deposits and borrowings with longer terms. As a result, the overall weighted average cost of funds at June 30, 2001 decreased to 4.97% from 5.03% at June 30, 2000.

         Provision For Loan Losses. The Company added $11,000 to its allowance for loan losses for the six months ended June 30, 2001 compared with $31,000 for the six months ended June 30, 2000. The allowance for loan losses was $273,000 at June 30, 2001 and amounted to .30% of loans receivable. The allowance for loan losses was $262,000 and amounted to .29% of loans receivable at June 30, 2000.

         On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at June 30, 2001, there can be no assurance that such losses will not exceed estimated amounts.

         Non-Interest Income. Non-interest income decreased $1.2 million and amounted to $213,000 for the six months ended June 30, 2001 compared with $1.4 million for the six months ended June 30, 2000. The decrease was primarily attributable to a $1.3 million gain on the sale of real estate related to the sale of an employee parking facility recorded during the six months ended June 30, 2000. That decrease was partially offset by $55,000 in gains on the sale of mortgage loans and securities available for sale recorded during the six months ended June 30, 2001 compared with a $90,000 loss on securities sales and a $24,000 other than temporary decline in value on securities available for sale recorded during the six months ended June 30, 2000.

         Non-Interest Expense. Non-interest expense decreased $20,000 and amounted to $1.6 million for the six months ended June 30, 2001 and June 30, 2000. The decrease was primarily attributable to a $44,000 decrease in professional fees and a $26,000 decrease in advertising and promotion expense partially offset by a $50,000 increase in compensation and benefits expense related to increased salaries and benefits expense. The decrease in professional fees were primarily attributable to reduced audit and accounting expense and legal fees associated with the sale of the parking facility recorded during the year 2000.

         Income Tax Expense. Income tax expense decreased $206,000 and amounted to $157,000 for the six months ended June 30, 2001 compared with $363,000 for the six months ended June 30, 2000. The decrease was primarily attributable to a decrease in taxable income. The effective tax rate was 39.2% for the six months ended June 30, 2001 compared with 24.1% for the six months ended June 30, 2000. The effective tax rate for the six months ended June 30, 2000 was lower due primarily to the utilization of capital loss carryforwards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 4. Submission of Matters to a Vote of Security Holders.

         On April 25, 2001, the annual meeting of stockholders was held. At the meeting, Mary Ann Hass and Joseph A. Graber were elected to serve as directors with terms expiring in 2004. Continuing on as directors were Elmer L. Hass, Robert H. Rusher and Frank J. Donati, whose terms will expire in the year 2002 and James L. Ferstel and Gregory W. Rose, whose terms will expire in 2003. In addition, the stockholders ratified the appointment of Crowe, Chizek and Company LLP as the Company's independent auditors for the fiscal year ending December 31, 2001.

         The voting on each item presented at the annual meeting was as follows:

         Election of Directors          For               Withheld
         ---------------------          ---               --------
         Mary Ann Hass                  945,723           86,916
         Joseph A. Graber               944,973           87,666

         Ratification of the
         appointment of Crowe, Chizek
         and Company LLP as the
         Company's auditors for the                                 Broker
         fiscal year ending             For    Against   Abstain    Non-votes
         December 31, 2001              ---    -------   -------    ---------
                                    1,010,380   21,509       750      None


 Item 6. Exhibits and Reports on Form 8-K

(A)      Exhibit (3)(ii):
         1. Amended and restated bylaws of North Bancshares, Inc.

         Forms 8-K:
(B) 1. Form 8-K dated April 17, 2001, Registrant issued a press release dated April 17, 2001 regarding first quarter 2001 earnings and a regular quarterly dividend.

                                 SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NORTH BANCSHARES,INC.
                                          ---------------------
                                          (Registrant)



Date   August 9, 2001                     /S/ Joseph A. Graber
    ---------------------                 --------------------------
                                          Joseph A. Graber
                                          President and Chief Executive Officer




Date   August 9, 2001                     /S/ Martin W. Trofimuk
    ---------------------                 --------------------------
                                          Martin W. Trofimuk
                                          Vice President and Treasurer

Exhibit (3)(ii)

                       AMENDED AND RESTATED BYLAWS
                                   OF
                          NORTH BANCSHARES, INC.

                               ARTICLE I
                             STOCKHOLDERS


Section 1.        Annual Meeting.
                  --------------

         An annual meeting of the stockholders, for the election of directors to succeed those whose terms expire and for the transaction of such other business as may properly come before the meeting, shall be held at such place, on such date, and at such time as the Board of Directors shall each year fix.

Section 2.        Special Meetings.
                  ----------------

         Subject to the rights of the holders of any class or series of preferred stock of the Corporation, special meetings of stockholders of the Corporation may be called only by the Board of Directors pursuant to a resolution adopted by a majority of the total number of directors which the Corporation would have if there were no vacancies on the Board of Directors (hereinafter the "Whole Board").

Section 3.        Notice of Meetings.
                  ------------------

         Written notice of the place, date, and time of all meetings of the stockholders shall be given, not less than ten (10) nor more than sixty (60) days before the date on which the meeting is to be held, to each stockholder entitled to vote at such meeting, except as otherwise provided herein or required by law (meaning, here and hereinafter, as required from time to time by the Delaware General Corporation Law or the Certificate of Incorporation of the Corporation).

         When a meeting is adjourned to another place, date or time, written notice need not be given of the adjourned meeting if the place, date and time thereof are announced at the meeting at which the adjournment is taken; provided, however, that if the date of any adjourned meeting is more than thirty
(30) days after the date for which the meeting was originally noticed, or if a new record date is fixed for the adjourned meeting, written notice of the place, date and time of the adjourned meeting shall be given in conformity herewith. At any adjourned meeting, any business may be transacted which might have been transacted at the original meeting.

Section 4.        Quorum.
                  ------

         At any meeting of the stockholders, the holders of at least one-third of all of the shares of the stock entitled to vote at the meeting, present in person or by proxy, shall constitute a quorum for all purposes, unless or except to the extent that the presence of a larger number may be required by law. Where a separate vote by a class or classes is required, a majority of the shares of such class or classes, present in person or represented by proxy, shall constitute a quorum entitled to take action with respect to that vote on that matter.

         If a quorum shall fail to attend any meeting, the chairman of the meeting or the holders of a majority of the shares of stock entitled to vote who are present, in person or by proxy, may adjourn the meeting to another place, date or time.

         If a notice of any adjourned special meeting of stockholders is sent to all stockholders entitled to vote thereat, stating that it will be held with those present constituting a quorum, then except as otherwise required by law, those present at such adjourned meeting shall constitute a quorum, and all matters shall be determined by a majority of the votes cast at such meeting.

Section 5.        Organization.
                  ------------

         Such person as the Board of Directors may have designated or, in the absence of such a person, the President of the Corporation or, in his or her absence, such person as may be chosen by the holders of a majority of the shares entitled to vote who are present, in person or by proxy, shall call to order any meeting of the stockholders and act as chairman of the meeting. In the absence of the Secretary of the Corporation, the secretary of the meeting shall be such person as the chairman appoints.

Section 6.        Conduct of Business.
                  -------------------

                  (a) The chairman of any meeting of stockholders shall determine the order of business and the procedure at the meeting, including such regulation of the manner of voting and the conduct of discussion as seem to him or her in order.

                  (b) At any annual meeting of the stockholders, only such business shall be conducted as shall have been brought before the meeting (I) by or at the direction of the Board of Directors or (ii) by any stockholder of the Corporation who is entitled to vote with respect thereto and who complies with the notice procedures set forth in this Section 6(b). For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation.

                  To be timely, a stockholder's notice must be delivered or mailed to and received at the principal executive offices of the Corporation not less than 90 days prior to the anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 20 days, or delayed by more than 60 days, from such anniversary date, notice by the stockholder to be timely must be received at the principal executive offices of the Corporation not later than the close of business on the later of (A) the 90th day prior to the date of such annual meeting or (B) the tenth day following the first to occur of the day on which notice of the date of the annual meeting is mailed or the day on which public announcement of the date of such meeting is first made. A stockholder's notice to the Secretary shall set forth as to each matter such stockholder proposes to bring before the annual meeting (I) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on the Corporation's books, of the stockholder who proposed such business, (iii) the class and number of shares of the Corporation's capital stock that are beneficially owned by such stockholder and (iv) any material interest of such stockholder in such business. Notwithstanding anything in these By-laws to the contrary, no business shall be brought before or conducted at an annual meeting except in accordance with the provisions of this Section 6(b). The officer of the Corporation or other person presiding over the annual meeting shall, if the facts so warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this
Section 6(b) and, if he or she should so determine, he or she shall so declare to the meeting and any such business so determined to be not properly brought before the meeting shall not be transacted.

         At any special meeting of the stockholders, only such business shall be conducted as shall have been brought before the meeting by or at the direction of the Board of Directors.

                  (c) Only persons who are nominated in accordance with the procedures set forth in these By- laws shall be eligible for election as directors. Nominations of persons for election to the Board of Directors of the Corporation may be made at a meeting of stockholders at which directors are to be elected only (I) by or at the direction of the Board of Directors or (ii) by any stockholder of the Corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Section 6(c). Such nominations, other than those made by or at the direction of the Board of Directors, shall be made by timely notice in writing to the Secretary of the Corporation. To be timely, a stockholder's notice shall be delivered or mailed to and received at the principal executive offices of the Corporation not less than 90 days prior to the date of the meeting; provided, however, that in the event that less than 100 days' notice or public announcement of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the tenth day following the first to occur of the day on which such notice of the date of the meeting is mailed or the day on which public announcement of the date of the meeting is first made. Such stockholder's notice shall set forth (x) as to each person whom such stockholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (y) as to the stockholder giving the notice: (A) the name and address, as they appear on the Corporation's books, of such stockholder and (B) the class and number of shares of the Corporation's capital stock that are beneficially owned by such stockholder. At the request of the Board of Directors, any person nominated by the Board of Directors for election as a director shall furnish to the Secretary of the Corporation that information required to be set forth in a stockholder's notice of nomination which pertains to the nominee. No person shall be eligible for election as a director of the Corporation unless nominated in accordance with the provisions of this Section 6(c). The officer of the Corporation or other person presiding at the meeting shall, if the facts so warrant, determine that a nomination was not made in accordance with such provisions and, if he or she should so determine, he or she shall so declare to the meeting and the defective nomination shall be disregarded.

                  (d) For purposes of subsections (b) and (C) of this Section 6, the term "public announcement" shall mean disclosure (I) in a press release reported by a nationally recognized news service or (ii) in a document publicly filed by the Corporation with the U.S. Securities and Exchange Commission.

Section 7.        Proxies and Voting.
                  ------------------

         At any meeting of the stockholders, every stockholder entitled to vote may vote in person or by proxy authorized by an instrument in writing (or as otherwise permitted under applicable law) by the stockholder or his duly authorized attorney-in-fact filed in accordance with the procedure established for the meeting. Proxies solicited on behalf of the management shall be voted as directed by the stockholder or in the absence of such direction, as determined by a majority of the Board of Directors. No proxy shall be valid after eleven months from the date of its execution except for a proxy coupled with an interest.

         Each stockholder shall have one (1) vote for every share of stock entitled to vote which is registered in his or her name on the record date for the meeting, except as otherwise provided herein or in the Certificate of Incorporation of the Corporation or as required by law.

         All voting, including on the election of directors but excepting where otherwise required by law, may be by a voice vote; provided, however, that upon demand therefore by a stockholder entitled to vote or his or her proxy, a stock vote shall be taken. Every stock vote shall be taken by ballot, each of which shall state the name of the stockholder or proxy voting and such other information as may be required under the procedure established for the meeting. Every vote taken by ballot shall be counted by an inspector or inspectors appointed by the chairman of the meeting.

         All elections shall be determined by a plurality of the votes cast, and except as otherwise required by law or as provided in the Certificate of Incorporation, all other matters shall be determined by a majority of the votes cast.

Section 8.        Stock List.
                  ----------

         The officer who has charge of the stock transfer books of the Corporation shall prepare and make, in the time and manner required by applicable law, a list of stockholders entitled to vote and shall make such list available for such purposes, at such places, at such times and to such persons as required by applicable law. The stock transfer books shall be the only evidence as to the identity of the stockholders entitled to examine the stock transfer books or to vote in person or by proxy at any meeting of stockholders.

Section 9.        Consent of Stockholders in Lieu of Meeting.
                  ------------------------------------------

         Subject to the rights of the holders of any class or series of preferred stock of the Corporation, any action required or permitted to be taken by the stockholders of the Corporation must be effected at a duly called annual or special meeting of stockholders of the Corporation and may not be effected by any consent in writing by such stockholders.

Section 10.       Inspectors of Election

         The Board of Directors shall, in advance of any meeting of stockholders, appoint one or more persons as inspectors of election, to act at the meeting or any adjournment thereof and make a written report thereof, in accordance with applicable law.


                             ARTICLE II

                         BOARD OF DIRECTORS

Section 1.        General Powers, Number and Term of Office.
                  -----------------------------------------

         The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors. The number of directors shall be as provided for in the Certificate of Incorporation. The Board of Directors shall annually elect a Chairman of the Board and a President from among its members and shall designate, when present, either the Chairman of the Board or the President to preside at its meetings.

         The directors, other than those who may be elected by the holders of any class or series of preferred stock, shall be divided into three classes, as nearly equal in number as reasonably possible, with the term of office of the first class to expire at the conclusion of the first annual meeting of stockholders, the term of office of the second class to expire at the conclusion of the annual meeting of stockholders one year thereafter and the term of office of the third class to expire at the conclusion of the annual meeting of stockholders two years thereafter, with each director to hold office until his or her successor shall have been duly elected and qualified. At each annual meeting of stockholders, commencing with the first annual meeting, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

         No person seventy-five (75) years of age shall be eligible for election, reelection, appointment or reappointment to the Corporation's Board of Directors and no director shall serve as such beyond the annual meeting of the Corporation immediately following the director attaining seventy-five (75) years of age.

Section 2.        Vacancies and Newly Created Directorships.
                  -----------------------------------------

         Subject to the rights of the holders of any class or series of preferred stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause may be filled only by a majority vote of the directors then in office, though less than a quorum, and directors so chosen shall hold office for a term expiring at the annual meeting of stockholders at which the term of office of the class to which they have been elected expires, and until such director's successor shall have been duly elected and qualified. No decrease in the number of authorized directors constituting the Board shall shorten the term of any incumbent director.

Section 3.        Regular Meetings.
                  ----------------

         Regular meetings of the Board of Directors shall be held at such place or places, on such date or dates, and at such time or times as shall have been established by the Board of Directors and publicized among all directors. A notice of each regular meeting shall not be required.

Section 4.        Special Meetings.
                  ----------------

         Special meetings of the Board of Directors may be called by one-third (1/3) of the directors then in office (rounded up to the nearest whole number) or by the Chairman or Chief Executive Officer and shall be held at such place, on such date, and at such time as they or he or she shall fix. Notice of the place, date, and time of each such special meeting shall be given to each director by whom it is not waived by mailing written notice not less than five
(5) days before the meeting or by telegraphing or telexing or by facsimile transmission of the same not less than twenty-four (24) hours before the meeting. Unless otherwise indicated in the notice thereof, any and all business may be transacted at a special meeting.

Section 5.        Quorum.
                  ------

         At any meeting of the Board of Directors, a majority of the authorized number of directors then constituting the Board shall constitute a quorum for all purposes. If a quorum shall fail to attend any meeting, a majority of those present may adjourn the meeting to another place, date, or time, without further notice or waiver thereof.

Section 6.        Participation in Meetings By Conference Telephone.
                  -------------------------------------------------

         Members of the Board of Directors, or of any committee thereof, may participate in a meeting of such Board or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other and such participation shall constitute presence in person at such meeting.

Section 7.        Conduct of Business.
                  -------------------

         At any meeting of the Board of Directors, business shall be transacted in such order and manner as the Board may from time to time determine, and all matters shall be determined by the vote of a majority of the directors present, except as otherwise provided herein or required by law. Action may be taken by the Board of Directors without a meeting if all members thereof consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors.

Section 8.        Powers.
                  ------

         The Board of Directors may, except as otherwise required by law, exercise all such powers and do all such acts and things as may be exercised or done by the Corporation, including, without limiting the generality of the foregoing, the unqualified power:

                  (1) To declare dividends from time to time in accordance with law;
                  (2) To purchase or otherwise acquire any property, rights or privileges on such terms as it shall determine;

                  (3) To authorize the creation, making and issuance, in such form as it may determine, of written obligations of every kind, negotiable or non-negotiable, secured or unsecured, and to do all things necessary in connection therewith;

                  (4) To remove any officer of the Corporation with or without cause, and from time to time to devolve the powers and duties of any officer upon any other person for the time being;

                  (5) To confer upon any officer of the Corporation the power to appoint, remove and suspend subordinate officers, employees and agents;

                  (6) To adopt from time to time such stock, option, stock purchase, bonus or other compensation plans for directors, officers, employees and agents of the Corporation and its subsidiaries as it may determine;

                  (7) To adopt from time to time such insurance, retirement, and other benefit plans for directors, officers, employees and agents of the Corporation and its subsidiaries as it may determine; and,

                  (8) To adopt from time to time regulations, not inconsistent with these By-laws, for the management of the Corporation's business and affairs.

Section 9.        Compensation of Directors.
                  -------------------------

         Directors, as such, may receive, pursuant to resolution of the Board of Directors, fixed fees and other compensation for their services as directors, including, without limitation, their services as members of committees of the Board of Directors.


                               ARTICLE III

                               COMMITTEES

Section 1.        Committees of the Board of Directors.
                  ------------------------------------

         The Board of Directors, by a vote of a majority of the Board of Directors, may from time to time designate committees of the Board, with such lawfully delegable powers and duties as it thereby confers, to serve at the pleasure of the Board and shall, for those committees and any others provided for herein, elect a director or directors to serve as the member or members, designating, if it desires, other directors as alternate members who may replace any absent or disqualified member at any meeting of the committee. Any committee so designated may exercise the power and authority of the Board of Directors to declare a dividend, to authorize the issuance of stock or to adopt a certificate of ownership and merger pursuant to Section 253 of the Delaware General Corporation Law if the resolution which designated the committee or a supplemental resolution of the Board of Directors shall so provide. In the absence or disqualification of any member of any committee and any alternate member in his or her place, the member or members of the committee present at the meeting and not disqualified from voting, whether or not he or she or they constitute a quorum, may by unanimous vote appoint another member of the Board of Directors to act at the meeting in the place of the absent or disqualified member.

Section 2.        Conduct of Business.
                  -------------------

         Each committee may determine the procedural rules for meeting and conducting its business and shall act in accordance therewith, except as otherwise provided herein or required by law. Adequate provision shall be made for notice to members of all meetings; one-third (1/3) of the members shall constitute a quorum unless the committee shall consist of one (1) or two (2) members, in which event one (1) member shall constitute a quorum; and all matters shall be determined by a majority vote of the members present. Action may be taken by any committee without a meeting if all members thereof consent thereto in writing, and the writing or writings are filed with the minutes of the proceedings of such committee.

Section 3.        Nominating Committee.
                  --------------------

         The Board of Directors shall appoint a Nominating Committee of the Board, consisting of at least three (3) members of the Board of Directors.

                            ARTICLE IV

                             OFFICERS

Section 1.        Generally.
                  ---------

                  (a) The Board of Directors as soon as may be practicable after the annual meeting of stockholders shall choose a Chief Executive Officer, President, a Secretary and a Treasurer and from time to time may choose such other officers as it may deem proper. The Chief Executive Officer shall be chosen from among the directors. Any number of offices may be held by the same person.

                  (b) The term of office of all officers shall be until the next annual election of officers and until their respective successors are chosen, but any officer may be removed from office at any time by the affirmative vote of a majority of the authorized number of directors then constituting the Board of Directors.

                  (c) All officers chosen by the Board of Directors shall each have such powers and duties as generally pertain to their respective offices, subject to the specific provisions of this Article IV. Such officers shall also have such powers and duties as from time to time may be conferred by the Board of Directors or by any committee thereof.

Section 2.        Chief Executive Officer.
                  -----------------------

         The Chief Executive Officer shall have general power over the management and oversight of the administration and operation of the Corporation's business and general supervisory power and authority over its policies and affairs. He or she shall see that all orders and resolutions of the Board of Directors and of any committee thereof are carried into effect.

         Each meeting of the stockholders and of the Board of Directors shall be presided over by such person as has been designated by the Board of Directors or, in his absence, by such officer or other person as is chosen at the meeting. The Secretary or, in his absence, the General Counsel of the Corporation or such officer as has been designated by the Board of Directors or, in his absence, such officer or other person as is chosen by the person presiding, shall act as secretary of each such meeting.

Section 3.        President.
                  ---------

         The President, if any, shall perform the duties of the Chief Executive Officer in his or her absence or during his or her disability to act. In addition, the President shall perform the duties and exercise the powers usually incident to his or her respective office and/or such other duties and powers as may be properly assigned to him or her from time to time by the Board of Directors, the Chairman of the Board or the Chief Executive Officer.

Section 4.        Vice President.
                  --------------

         The Vice President or Vice Presidents, if any, shall perform the duties of the President in his or her absence or during his or her disability to act. In addition, the Vice Presidents shall perform the duties and exercise the powers usually incident to their respective offices and/or such other duties and powers as may be properly assigned to them from time to time by the Board of Directors, the Chairman of the Board, Chief Executive Officer or the President.

Section 5.        Secretary.
                  ---------

         The Secretary or an Assistant Secretary shall issue notices of meetings, shall keep their minutes, shall have charge of the seal and the corporate books, shall perform such other duties and exercise such other powers as are usually incident to such offices and/or such other duties and powers as are properly assigned thereto by the Board of Directors, the Chairman of the Board or the President.

Section 6.        Treasurer.
                  ---------

         The Treasurer shall have charge of all monies and securities of the Corporation, other than monies and securities of any division of the Corporation which has a treasurer or financial officer appointed by the Board of Directors, and shall keep regular books of account. The funds of the Corporation shall be deposited in the name of the Corporation by the Treasurer with such banks or trust companies or other entities as the Board of Directors from time to time shall designate. He shall sign or countersign such instruments as require his signature, shall perform all such duties and have all such powers as are usually incident to such office and/or such other duties and powers as are properly assigned to him by the Board of Directors, the Chairman of the Board or the President, and may be required to give bond, payable by the Corporation, for the faithful performance of his duties in such sum and with such surety as may be required by the Board of Directors.

Section 7.        Assistant Secretaries and Other Officers.
                  ----------------------------------------

         The Board of Directors may appoint one or more assistant secretaries and one or more assistants to the Treasurer, or one appointee to both such positions, which officers shall have such powers and shall perform such duties as are provided in these By-laws or as may be assigned to them by the Board of Directors, the Chairman of the Board or the President.

Section 8.        Action with Respect to Securities of Other Corporations

         Unless otherwise directed by the Board of Directors, the President or any officer of the Corporation authorized by the President shall have power to vote and otherwise act on behalf of the Corporation, in person or by proxy, at any meeting of stockholders of or with respect to any action of stockholders of any other corporation in which this Corporation may hold securities and otherwise to exercise any and all rights and powers which this Corporation may possess by reason of its ownership of securities in such other Corporation.


                               ARTICLE V

                                 STOCK

Section 1.        Certificates of Stock.
                  ---------------------

         Each stockholder shall be entitled to a certificate signed by, or in the name of the Corporation by, the Chairman of the Board, and the President or a Vice President, and by the Secretary or an Assistant Secretary, or the Treasurer or an Assistant Treasurer, certifying the number of shares owned by him or her. Any or all of the signatures on the certificate may be by facsimile.

Section 2.        Transfers of Stock.
                  ------------------

         Transfers of stock shall be made only upon the transfer books of the Corporation kept at an office of the Corporation or by transfer agents designated to transfer shares of the stock of the Corporation. Except where a certificate is issued in accordance with Section 4 of Article V of these By-laws, an outstanding certificate for the number of shares involved shall be surrendered for cancellation before a new certificate is issued therefore.

Section 3.        Record Date.
                  -----------

         In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders, or to receive payment of any dividend or other distribution or allotment of any rights or to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date on which the resolution fixing the record date is adopted and which record date shall not be more than sixty (60) nor less than ten (10) days before the date of any meeting of stockholders, nor more than sixty (60) days prior to the time for such other action as hereinbefore described; provided, however, that if no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held, and, for determining stockholders entitled to receive payment of any dividend or other distribution or allotment of rights or to exercise any rights of change, conversion or exchange of stock or for any other purpose, the record date shall be at the close of business on the day on which the Board of Directors adopts a resolution relating thereto.

         A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

Section 4.        Lost, Stolen or Destroyed Certificates.
                  --------------------------------------

         In the event of the loss, theft or destruction of any certificate of stock, another may be issued in its place pursuant to such regulations as the Board of Directors may establish concerning proof of such loss, theft or destruction and concerning the giving of a satisfactory bond or bonds of indemnity.

Section 5.        Regulations.
                  -----------

         The issue, transfer, conversion and registration of certificates of stock shall be governed by such other regulations as the Board of Directors may establish.


                            ARTICLE VI

                             NOTICES

Section 1.        Notices.
                  -------

         Except as otherwise specifically provided herein or required by law, all notices required to be given to any stockholder, director, officer, employee or agent shall be in writing and may in every instance be effectively given by hand delivery to the recipient thereof, by depositing such notice in the mail, postage paid, by sending such notice by prepaid telegram or mailgram or by sending such notice by facsimile machine or other electronic transmission. Any such notice shall be addressed to such stockholder, director, officer, employee or agent at his or her last known address as the same appears on the books of the Corporation. The time when such notice is received, if hand delivered, or dispatched, if delivered through the mail, by telegram or mailgram or by facsimile machine or other electronic transmission, shall be the time of the giving of the notice.


Section 2.        Waivers.
                  -------

         A written waiver of any notice, signed by a stockholder, director, officer, employee or agent, whether before or after the time of the event for which notice is to be given, shall be deemed equivalent to the notice required to be given to such stockholder, director, officer, employee or agent. Neither the business nor the purpose of any meeting need be specified in such a waiver.

                              ARTICLE VII

                             MISCELLANEOUS

Section 1.        Facsimile Signatures.
                  --------------------

         In addition to the provisions for use of facsimile signatures elsewhere specifically authorized in these By- laws, facsimile signatures of any officer or officers of the Corporation may be used whenever and as authorized by the Board of Directors or a committee thereof.

Section 2.        Corporate Seal.
                  --------------

         The Board of Directors may provide a suitable seal, containing the name of the Corporation, which seal shall be in the charge of the Secretary. If and when so directed by the Board of Directors or a committee thereof, duplicates of the seal may be kept and used by the Treasurer or by an Assistant Secretary or Assistant Treasurer.

Section 3.        Reliance upon Books, Reports and Records.
                  ----------------------------------------

         Each director, each member of any committee designated by the Board of Directors, and each officer of the Corporation shall, in the performance of his or her duties, be fully protected in relying in good faith upon the books of account or other records of the Corporation and upon such information, opinions, reports or statements presented to the Corporation by any of its officers or employees, or committees of the Board of Directors so designated, or by any other person as to matters which such director or committee member reasonably believes are within such other person's professional or expert competence and who has been selected with reasonable care by or on behalf of the Corporation.

Section 4.        Fiscal Year.
                  -----------

         The fiscal year of the Corporation shall be as fixed by the Board of Directors.

Section 5.        Time Periods.
                  ------------

         In applying any provision of these By-laws which requires that an act be done or not be done a specified number of days prior to an event or that an act be done during a period of a specified number of days prior to an event, calendar days shall be used, the day of the doing of the act shall be excluded and the day of the event shall be included.

                               ARTICLE VIII

                                AMENDMENTS

         The By-laws of the Corporation may be adopted, amended or repealed as provided in Article SEVENTH of the Certificate of Incorporation of the Corporation.