Form 10QSB
period 2001-09-30
NORTH BANCSHARES INC
filed 2001-11-13
CIK 912623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001


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


                              (312) 664-4320
            (Registrant's telephone number, including area code)
            ----------------------------------------------------


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                  Yes (X)                            No ( )


      As of October 31, 2001, there were 1,158,774 outstanding shares of the Registrant's Common Stock.

      Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

                            NORTH BANCSHARES, INC.

                              Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)
         Item 1. Condensed Consolidated Financial Statements               3
                 Notes to Condensed Consolidated Financial Statements      7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8

         Item 4. Recent Regulatory Developments                           12


Part II - OTHER INFORMATION                                               12
         Item 1. Legal Proceedings                                        12
         Item 6. Exhibits and Reports on Form 8-K                         12


FORM 10-QSB SIGNATURE PAGE                                                13


Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements


                                        NORTH BANCSHARES, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                              SEPT 30, 2001  DEC 31, 2000
                                                                      (UNAUDITED)
Cash and due from Banks                                                   $ 2,142         1,930
Interest-bearing deposits                                                   1,784         2,006
Federal funds sold                                                         13,592         4,245
Investment in dollar denominated mutual funds                               1,022           903
-----------------------------------------------------------------------------------------------
   TOTAL CASH AND CASH EQUIVALENTS                                         18,540         9,084
Securities available for sale at fair value                                14,558        16,961
Mortgage-backed securities available for sale at fair value                12,627        13,580
Stock in Federal Home Loan Bank of Chicago                                  2,727         1,905
Loans receivable, net of allowance for loan losses of $284 at
  September 30, 2001 and $262 at December 31, 2000                         91,836        90,765
Accrued interest receivable                                                   865         1,016
Premises and equipment, net                                                   739           803
Amounts due from brokers                                                        -           376
Other assets                                                                  166            91
-----------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                           142,058       134,581
-----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Deposit accounts                                                           85,687        81,317
Borrowed Funds                                                             39,100        38,200
Advance payments by borrowers for taxes and insurance                       1,460         1,068
Accrued interest payable and other liabilities                              2,529         1,213
-----------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                      128,776       121,798
-----------------------------------------------------------------------------------------------

Preferred stock, $.01 par value. Authorized 500,000 shares; none
  outstanding                                                                   -             -
Common stock, $.01 par value. Authorized 3,500,000 shares; issued and outstanding 1,157,774 at September 30, 2001 and 1,181,253
  at December 31, 2000                                                         19            19
Additional paid in capital                                                 13,240        13,242
Retained earnings, substantially restricted                                11,941        11,955
Treasury stock, at cost (756,301 shares at September 30, 2001 and
  732,822 shares at December 31, 2000)                                    (11,542)      (11,316)
Accumulated other comprehensive loss                                         (237)         (895)
Common stock acquired by Employee Stock Ownership Plan                       (139)         (222)
-----------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                              13,282        12,783
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $142,058       134,581
===============================================================================================


See accompanying notes to unaudited condensed consolidated financial statements.


                                                NORTH BANCSHARES, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        SEPT 30,                   SEPT 30,
                                                                   2001          2000           2001          2000
INTEREST INCOME:
  Loans receivable                                               $1,729         1,710          5,132         5,057
  Interest-bearing deposits and federal funds sold                  120            49            366           147
  Securities available for sale                                     274           298            834           914
  Mortgage-backed securities available for sale                     194           220            610           676
  Other interest income                                              49            38            133           126
------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                             2,366         2,315          7,075         6,920
------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposit accounts                                                  877           871          2,686         2,588
  Borrowed funds                                                    558           557          1,695         1,687
------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                            1,435         1,428          4,381         4,275
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                931           887          2,694         2,645
PROVISION FOR LOAN LOSSES                                            11             -             22            31
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 920           887          2,672         2,614
------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Gain (loss) on sale of securities available for sale                -             -             11          (90)
  Other than temporary decline in value of securities
   available for sale                                                 -             -              -          (24)
  Gain on sale of real estate                                         -             -              -         1,322
  Gain (loss) on sale of mortgage loans                               3          (15)             47          (15)
  Other non-interest income                                          83            75            241           234
------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                            86            60            299         1,427
------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
  Compensation and benefits                                         453           423          1,353         1,273
  Occupancy expense                                                 110           104            358           345
  Professional fees                                                  37            44            108           159
  Data processing                                                    49            52            153           156
  Advertising and promotion                                          50            40            109           125
  Other non-interest expense                                         99            91            282           281
------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                          798           754          2,363         2,339
------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                          208           193            608         1,702
INCOME TAX EXPENSE                                                   80            67            237           430
------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $128           126            371         1,272
------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
  Basic                                                            $.11           .11            .32          1.08
  Diluted                                                          $.11           .11            .32          1.07
------------------------------------------------------------------------------------------------------------------
AVERAGE SHARES OUTSTANDING:
  Basic                                                       1,141,148     1,163,122      1,147,113     1,177,756
  Diluted                                                     1,157,293     1,171,620      1,164,736     1,186,571
------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                               $679           429          1,029         1,646
------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.

                                                    NORTH BANCSHARES, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
                                            NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                                            (UNAUDITED)

                                                                                    Accumulated     Common
                                                     Additional                     other           stock
                                            Common   paid in    Retained  Treasury  comprehensive   acquired
                                            Stock    capital    earnings  stock     income (loss)   by ESOP    Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                  $19     13,393    11,115    (11,025)  (1,916)         (333)      11,253
 Net income                                     -          -     1,272          -        -             -        1,272
 Change in accumulated other
  comprehensive income (loss)                   -          -         -          -      374             -          374
---------------------------------------------------------------------------------------------------------------------
Total comprehensive income                      -          -         -          -        -             -        1,646
ESOP shares earned                              -         28         -          -        -            83          111
Purchase of treasury stock, 63,130
 shares                                         -          -         -       (561)       -             -         (561)
Cash dividend ($.33 per share)                  -          -      (399)         -        -             -         (399)
Options exercised and reissuance of
  treasury stock, 21,276 shares                 -       (187)        -        340        -             -          153
---------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                  19     13,234    11,988    (11,246)  (1,542)         (250)      12,203
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                   19     13,242    11,955    (11,316)    (895)         (222)      12,783
 Net income                                     -          -       371          -        -             -          371
 Change in accumulated other
   comprehensive income (loss)                  -          -         -          -      658             -          658
---------------------------------------------------------------------------------------------------------------------
Total comprehensive income                      -          -         -          -        -             -        1,029
ESOP shares earned                              -         41         -          -        -            83          124
Purchase of treasury stock, 29,479
  shares                                        -          -         -       (318)       -             -         (318)
Cash dividend ($.33 per share)                  -          -      (385)         -        -             -         (385)
Options exercised and reissuance of
  treasury stock, 6,000 shares                  -        (43)        -         92        -             -           49
---------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                 $19     13,240    11,941    (11,542)    (237)         (139)      13,282
=====================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.


                                                       NORTH BANCSHARES, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                          (IN THOUSANDS)
                                                  FOR THE NINE MONTHS ENDED SEPT 30,

                                                                           2001             2000
Cash flows from operating activities:
  Net Income                                                              $ 371            1,272
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                           68               73
     Deferred loan costs, net of amortization                                35               38
     Amortization of premiums and discounts, net                            (21)               4
     ESOP expense                                                           124              111
     Provision for loan losses                                               22               31
     (Gain) loss  on sale of investment securities available
       for sale                                                             (11)             104
      Gain on sale of real estate                                             -           (1,322)
      Proceeds from sale of loans                                         1,051            1,767
      (Gain) loss on sale of loans                                          (12)              15
      Federal Home Loan Bank of Chicago stock dividend                     (115)            (111)
     Changes in assets and liabilities:
      Decrease in accrued interest receivable                               151               50
      Decrease (increase) in other assets, net                              301             (152)
      Increase in other liabilities                                         973            2,167
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 2,937            4,043
-------------------------------------------------------------------------------==----------------
Cash flows from investing activities:
  Maturities and calls of investment securities available for sale        3,000                -
  Purchase of investment securities available for sale                        -           (1,991)
  Proceeds from sales of investment securities available for sale             -            2,191
  Purchase of mortgage-backed securities available for sale                (986)               -
  Proceeds from sales of mortgage-backed securities available
   for sale                                                                 924                -
  Repayment of mortgage-backed securities available for sale              1,451              984
  Loan originations                                                     (21,153)         (11,347)
  Loan repayments                                                        18,986            9,487
  (Purchase) sale of Federal Home Loan Bank of Chicago Stock               (707)             611
  Proceeds from sale of real estate                                           -            1,500
  Purchase of premises and equipment                                         (4)             (24)
-------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                 1,511            1,411
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in deposit accounts                                            4,370            3,646
  Increase (decrease) in borrowed funds                                     900           (8,910)
  Increase (decrease) in advance payments by borrowers for taxes
    and insurance                                                           392             (560)
  Payment of cash dividend                                                 (385)            (399)
  Proceeds from stock options exercised                                      49              153
  Purchase of treasury stock                                               (318)            (561)
-------------------------------------------------------------------------------------------------
Net cash provided by (used in)  financing activities                      5,008           (6,631)
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      9,456           (1,177)
Cash and cash equivalents at beginning of period                          9,084            5,877
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $18,540            4,700
-------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash payments during the period for:
  Interest                                                               $3,520            3,528
  Taxes                                                                     460              250


See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

         In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial condition as of September 30, 2001 and results of operations for the three and nine month periods ended September 30, 2001 and September 30, 2000, but are not necessarily indicative of the results which may be expected for the entire year.

(2)  Principles of Consolidation

         The accompanying unaudited condensed consolidated financial statements include the accounts of North Bancshares, Inc. (the "Company"), its wholly-owned subsidiary, North Federal Savings Bank (the "Bank"), and the Bank's subsidiary North Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                     For the three months      For the nine months
                                                        ended Sept 30,            ended Sept 30,
(In thousands, except share data)                    2001           2000         2001          2000
---------------------------------------------------------------------------------------------------
Numerator:
 Net Income                                          $128            126          371         1,272
Denominator:
 Basic earnings per share-weighted average
  shares outstanding                            1,141,148      1,163,122     1,147,113    1,177,756
 Effect of dilutive stock options outstanding      16,145          8,498        17,623        8,815
 Diluted earnings per share-adjusted weighted
  average shares outstanding                    1,157,293      1,171,620     1,164,736    1,186,571
Basic earnings per share                              .11            .11           .32         1.08
Diluted earnings per share                            .11            .11           .32         1.07
===================================================================================================


4) Comprehensive income

         The Company's comprehensive income includes net income and other comprehensive income (loss) comprised of unrealized gains or losses on securities available for sale, net of tax effect, which are also recognized as separate components of equity.

(5) Stock Repurchase Program

         On September 14, 2000, the Company announced the beginning of another one year stock repurchase program. The repurchase program amounts to 50,000 shares or approximately 4.0% of the outstanding shares of the Company. At September 14, 2001, 40,168 shares had been repurchased under the program at an average cost of $10.23 per share. The Company plans to renew the program until all 50,000 shares have been repurchased. Management continues to believe that stock repurchase programs provide enhanced value to both the Company and its stockholders.

(6) Dividend Declaration

         On July 16, 2001, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, which was paid on August 15, 2001 to stockholders of record on August 1, 2001. On October 15, 2001, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, to be paid on November 15, 2001 to stockholders of record on November 1, 2001.

(7) Commitments and Contingencies

         At September 30, 2001, the Bank had outstanding applications and commitments to originate loans in the amount of $5.5 million at an average rate of 7.52% and unused lines of credit totaling $4.2 million.


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

         The Company's consolidated results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest paid on deposits and other borrowings, loan loss provisions and to a lesser degree on non-interest income less non-interest expense and income taxes. The Company's operating expenses consist principally of employee compensation and benefits, occupancy expenses and other non-interest expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Forward-Looking Statements

         When used in this Form 10-QSB, and in other filings by the Company with the SEC, in the Company's press releases or other public or shareholder communications and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources

         The Bank's primary sources of funds are deposits, borrowings from the FHLB of Chicago, prepayment of loans and mortgage-backed securities, sales and maturities of investment and mortgage-backed securities and occasionally the use of reverse repurchase agreements. The Bank can also borrow from its correspondent banks. The Bank uses its liquid resources to fund loan commitments to meet operating expenses, to make investments and to fund deposit withdrawals. Management believes that loan repayments and the Bank's other sources of funds will be adequate to meet the liquidity needs of the Bank.

         The OTS requires the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At September 30, 2001, the Bank's liquidity ratio was 15.2% compared with 4.3% for the quarter ended September 30, 2000. The increase in liquidity was primarily due to funds allocated for loan closings and proceeds from securities that were called prior to their maturity that are being held in short term investments.

         Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets and a risk-based capital standard expressed as a percentage of risk-adjusted assets. At September 30, 2001, the Bank exceeded all of its regulatory capital requirements. At such date, the Bank's tangible capital, core capital and risk-based capital of $12.6 million, $12.6 million and $12.9 million, respectively, exceeded the applicable minimum requirements by $10.5 million or 7.5%, $8.4 million or 6.0%, and $7.8 million or 12.1%, respectively.

Changes In Financial Condition

         Total assets amounted to $142.1 million at September 30, 2001, an increase of $7.5 million from $134.6 million at December 31, 2000. The increase was primarily attributable to a $9.4 million increase in cash and cash equivalents partially offset by a $3.4 million decrease in available for sale securities. The primary source of funds can be attributed to a $4.4 million increase in deposit accounts.

         Total cash and cash equivalents increased to $18.5 million at September 30, 2001 from $9.1 million at December 31, 2000. The increase is primarily attributable to proceeds from longer term investment securities which were called prior to maturity and were reinvested in federal funds and interest-bearing deposits at Spetember 30, 2001. Management intends to utilize a portion of the excess liquidity to repay a $5.0 million FHLB advance which matures in October 2001.

         Net loans receivable amounted to $91.8 million at September 30, 2001, an increase of $1.0 million from $90.8 million at December 31, 2000. The increase was due primarily to increased equity line of credit activity during the period. The Company originated $21.1 million in residential mortgage, consumer and commercial real estate loans during the nine months ended September 30, 2001 compared with $11.3 million during the nine months ended September 30, 2000. Repayments of loans during the nine months ended September 30, 2001 amounted to $19.0 million compared with $9.5 million during the nine months ended September 30, 2000. The Company also sold $1.1 million in fixed rate mortgage loans during the nine months ended September 30, 2001 compared with $1.8 million in loan sales during the nine months ended September 30, 2000.

         Total deposits amounted to $85.7 million at September 30, 2001 compared with $81.3 million at December 31, 2000. The $4.4 million increase was attributable to a $2.5 million increase in certificates of deposit and a $2.4 million increase in checking and money market accounts partially offset by a $500,000 decrease in passbook accounts. Non-interest bearing checking accounts increased 29.2% to $4.1 million at September 30, 2001 compared with $3.1 million at December 31, 2000. Management has been replacing shorter-term, higher rate certificates with longer-term, lower rate certificates in order to reduce the overall cost of funds and to reduce interest rate sensitivity in future periods. The average cost of deposits decreased to 4.32% for the three months ended September 30, 2001 from 4.56% for the three months ended September 30, 2000.

         Borrowed funds increased by $900,000 to $39.1 million at September 30, 2001 compared with $38.2 million at December 31, 2000. The average cost of borrowed funds decreased to 5.71% for the three months ended September 30, 2001 compared with 6.33% for the three months ended September 30, 2000. The decrease in the average cost was primarily attributable to refinancing short-term, higher cost FHLB advances with FHLB advances at lower rates and longer maturities. Management plans to repay or refinance, at lower rates if possible,approximately $7.4 million in higher cost FHLB advances during the fourth quarter of 2001.

         Accrued interest payable and other liabilities amounted to $2.5 million at September 30, 2001, an increase of $1.3 million from $1.2 million at December 31, 2000. The increase was primarily attributable to accrued interest on certificates of deposit that pay interest annually in December.

         Stockholders' equity was $13.3 million at September 30, 2001 compared with $12.8 million at December 31, 2000. The increase was primarily attributable to a $658,000 improvement in other comprehensive income (loss) due primarily to the decrease in interest rates which had a positive effect on the market value of investment securities and mortgage-backed securities portfolios. Retained earnings increased by net income which was offset by dividend payments. Book value increased to $11.47 at September 30, 2001 from $10.82 at December 31, 2000.

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

                                                    Three Months Ended Sept 30,                    Nine Months Ended Sept 30,
                                                  2001                          2000                          2001
                                   -------------------------------------------------------------------------------------------
                                                Interest  Average              Interest  Average             Interest  Average
                                     Average    Earned\   Yield\    Average    Earned\   Yield\     Average  Earned\   Yield\
                                     Balance    Paid      Cost(3)   Balance    Paid      Cost       Balance  Paid      Cost
                                   -------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
                                   -------------------------------------------------------------------------------------------
Interest-earnings assets:
  Loans receivable                   $91,572    $1,729       7.55%   $90,627    $1,710      7.55%   $90,620  $5,132     7.55%
  Investment securities(4)            19,422       274       5.64     20,303       336      6.62     19,548     834     5.69
  Mortgage-backed securities          12,867       194       6.03     14,534       220      6.05     13,376     610     6.08
  Federal funds sold and interest-
   earning deposits                   13,259       169       5.10      3,155        49      6.21     11,194     499     5.94
-----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets        137,120     2,366       6.90    128,619     2,315      7.20    134,738   7,075     7.00
Non-interest-earning assets            3,405                           1,985                          3,248
-----------------------------------------------------------------------------------------------------------------------------
Total Assets                        $140,525                        $130,604                       $137,986
-----------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  MMDA & NOW accounts                 25,679       196       3.05     23,811       252      4.23     24,981     660     3.52
  Passbook accounts                   12,219        85       2.78     12,657        87      2.75     12,256     251     2.73
  Certificate accounts                43,316       596       5.50     40,166       532      5.30     42,176   1,775     5.61
  Borrowed funds                      39,100       558       5.71     35,196       557      6.33     39,220   1,695     5.76
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities   120,314     1,435       4.77    111,830     1,428      5.11    118,633   4,381     4.92
Non-interest bearing deposits          3,347                           3,109                          3,155
Other liabilities                      3,851                           3,669                          3,285
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                    127,512                         118,608                        125,073
Stockholders' equity                  13,013                          11,996                         12,913
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
 equity                             $140,525                        $130,604                       $137,986
-----------------------------------------------------------------------------------------------------------------------------
Net interest income/interest rate
 spread (1)                                        931       2.13%                 887      2.09%             2,694     2.08%
-----------------------------------------------------------------------------------------------------------------------------
Net earning assets/net interest
margin (2)                           $16,806                 2.72%   $16,789                2.76%   $16,105             2.67%
-----------------------------------------------------------------------------------------------------------------------------
Percentage of interest-earning
 assets to interest-bearing
 liabilities                                    113.97%                         115.01%                      113.58%
-----------------------------------------------------------------------------------------------------------------------------

1. Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
2. Net interest margin represents net interest income divided by average interest-earning assets.
3. Average yield and costs for the three and nine month periods presented are annualized for presentation purposes.
4. Includes Stock in Federal Home laon Bank of Chicago.

Comparison Of Operating Results For The Three Months Ended September 30, 2001 And September 30, 2000

         General. Net income was $128,000 for the three months ended September 30, 2001, an increase of $2,000, from $126,000 for the three months ended September 30, 2000. Basic and Diluted earnings per share amounted to $.11 for the three months ended September 30, 2001 which was unchanged from $.11 per share for the three months ended September 30, 2000.

         Interest Income. Interest income increased by $51,000 and amounted to $2.4 million for the three months ended September 30, 2001 compared with $2.3 million for the three months ended September 30, 2000. There was a decrease in the annualized yield on average interest-earning assets to 6.90% for the three months ended September 30, 2001 from 7.20% for the three months ended September 30, 2000 due primarily to a decrease in the average yield of federal funds sold. The decrease in yield was partially offset by an increase in average interest-earning assets to $137.1 million for the three months ended September 30, 2001 compared with $128.6 million for the three months ended September 30, 2000.

         Interest Expense. Interest expense increased slightly by $7,000 and amounted to $1.4 million for the three months ended September 30, 2001 and September 30, 2000. The annualized average cost of interest-bearing liabilities decreased to 4.77% for the three months ended September 30, 2001 from 5.11% for the three months ended September 30, 2000. The decrease was due primarily to a decrease in the average cost of money market deposit accounts and borrowed funds. The decrease in the average cost was partially offset by a $4.6 million increase in the average balance of interest-bearing deposit accounts to $81.2 million for the three months ended September 30, 2001 from $76.6 million for the three months ended September 30, 2000.

         Provision For Loan Losses. The Company provided an additional $11,000 to its allowance for loan losses for the three months ended September 30, 2001 compared with no provision for the three months ended September 30, 2000. The allowance for loan losses was $284,000 at September 30, 2001 compared with $262,000 at December 31, 2000. The allowance for loan losses amounted to .31% of loans receivable at September 30, 2001 and .29% at December 31, 2000. The change in the allowance to gross loan ratio was primarily attributable to an increase in commercial real estate lending and general economic conditions. There were no loans delinquent 60 days or more at September 30, 2001.

         On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at September 30, 2001, there can be no assurance that such losses will not exceed estimated amounts.

         Non-Interest Income. Non-interest income increased by $26,000 and amounted to $86,000 for the three months ended September 30, 2001 compared with $60,000 for the three months ended September 30, 2000. The increase was primarily attributable to a $15,000 loss on the sale of loans recorded during the three months ended September 30, 2000 compared with a $3,000 gain on the sale of loans recorded during the three months ended September 30, 2001. In addition, there was an $8,000 increase in other non- interest income.

         Non-Interest Expense. Non-interest expense increased by $44,000 to $798,000 for the three months ended September 30, 2001 compared with $754,000 for the three months ended September 30, 2000. The increase was primarily attributable to a $30,000 increase in compensation and benefits expense related to increased salaries and benefit costs. In addition, there was a $10,000 increase in advertising expense primarily related to an anniversary promotion at the Wilmette branch office.

         Income Tax Expense. Income tax expense increased by $13,000 and amounted to $80,000 for the three months ended September 30, 2001 compared with $67,000 for the three months ended September 30, 2000. The effective tax rate amounted to 38.5% for the three months ended September 30, 2001 compared with 34.7% for the three months ended September 30, 2000.

Comparison Of Operating Results For The Nine Months Ended September 30, 2001 And September 30, 2000

         General. Net income amounted to $371,000 for the nine months ended September 30, 2001, a decrease of $901,000 from $1.3 million for the nine months ended September 30, 2000. Diluted earnings per share amounted to $.32 for the nine months ended September 30, 2001 a decrease of $.75 from $1.07 per share for the nine months ended September 30, 2000 while basic earnings per share amounted to $.32 for the nine months ended September 30, 2001 compared with $1.08 per share for the three months ended September 30, 2000. The decrease was primarily attributable to a $1.3 million pre-tax gain on the sale of real estate recorded during the nine months ended September 30, 2000. The gain on sale was partially offset by $105,000 in losses on sales of securities and loans recorded during the nine months ended September 30, 2000.

         Interest Income. Interest income increased $155,000 and amounted to $7.1 million for the nine months ended September 30, 2001 compared with $6.9 million for the nine months ended September 30, 2000. The increase was primarily attributable to an increase in average interest earning assets to $134.7 million for the nine months ended September 30, 2001 from $129.0 million for the nine months ended September 30, 2000. This increase was partially offset by a decrease in the annualized yield on average interest-earning assets to 7.00% for the nine months ended September 30, 2001 from 7.15% for the nine months ended September 30, 2000. The decrease in the annualized yield was primarily attributable to a decrease in the average yield on federal funds sold and other investments.

         Interest Expense. Interest expense increased $106,000 and amounted to $4.4 million for the nine months ended September 30, 2001 compared with $4.3 million for the nine months ended September 30, 2000. The increase was primarily attributable to an increase in the average balance of interest-bearing liabilities to $118.6 million for the nine months ended September 30, 2001 from $114.2 million for the nine months ended September 30, 2000. This increase was partially offset by a decrease in the average cost of interest-bearing liabilities to 4.92% for the nine months ended September 30, 2001 from 4.99% for the nine months ended September 30, 2000 due primarily to a decrease in the average money market deposit accounts and borrowed funds. During the nine month period higher cost certificates of deposit and borrowings matured and were replaced with lower cost deposits and borrowings with longer terms. As a result, the overall weighted average cost of funds at September 30, 2001 decreased to 4.51% from 5.07% at September 30, 2000.

         Provision For Loan Losses. The Company added $22,000 to its allowance for loan losses for the nine months ended September 30, 2001 compared with $31,000 for the nine months ended September 30, 2000. The allowance for loan losses was $284,000 at September 30, 2001 and amounted to .31% of loans receivable. The allowance for loan losses was $262,000 and amounted to .29% of loans receivable at December 31, 2000. The change in the allowance to gross loan ratio was primarily attributable to an increase in commercial real estate lending and general economic conditions. There were no loans delinquent 60 days or more at September 30, 2001.

         On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at September 30, 2001, there can be no assurance that such losses will not exceed estimated amounts.

         Non-Interest Income. Non-interest income decreased $1.1 million and amounted to $299,000 for the nine months ended September 30, 2001 compared with $1.4 million for the nine months ended September 30, 2000. The decrease was primarily attributable to a $1.3 million gain on the sale of real estate related to the sale of an employee parking facility recorded during the nine months ended September 30, 2000. That decrease was partially offset by $58,000 in gains on the sale of mortgage loans and securities available for sale recorded during the nine months ended September 30, 2001 compared with a $90,000 loss on securities sales and a $24,000 other than temporary decline in value on securities available for sale and a $15,000 loss on the sale of mortgage loans recorded during the nine months ended September 30, 2000.

         Non-Interest Expense. Non-interest expense increased $24,000 and amounted to $2.4 million for the nine months ended September 30, 2001 compared with $2.3 million for the three months ended September 30, 2000. The increase was primarily attributable to an $80,000 increase in compensation and benefits expense related to increased salaries and increased benefit costs which were partially offset by a $51,000 decrease in professional fees and a $16,000 decrease in advertising and promotion expense. The decrease in professional fees were primarily attributable to reduced audit and accounting expenses. In addition, legal fees associated with the sale of the parking facility were recorded during the year 2000.

         Income Tax Expense. Income tax expense decreased $193,000 and amounted to $237,000 for the nine months ended September 30, 2001 compared with $430,000 for the nine months ended September 30, 2000. The decrease was primarily attributable to a decrease in taxable income. The effective tax rate was 38.9% for the nine months ended September 30, 2001 compared with 25.3% for the nine months ended September 30, 2000. The effective tax rate for the nine months ended September 30, 2000 was lower due primarily to the utilization of capital loss carryforwards.

Item 4. Recent Regulatory Developments

        In July 2001, Statement of Financial Accounting Standards (SFAS) No. 141,"Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued by the Financial Accounting Standards Board (FASB). SFAS 141, "Business Combinations", no longer permits the use of the pooling-of-interests method and requires that all business combinations initiated after June 30,2001 be accounted for under the purchase method. This accounting standard will have no effect on the Company's financial
statements   unless   the   Company  enters  into  a  business  combination
transaction.

        SFAS 142, "Goodwill and Other Intangible Assets", requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies will be January 1,2002. this pronouncement will not have a material effect on the Company's financial statements.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.


 Item 6. Exhibits and Reports on Form 8-K

         Forms 8-K:

(A) 1. Form 8-K dated July 16, 2001, Registrant issued a press release dated July 16, 2001 regarding second quarter 2001 earnings and a regular quarterly dividend.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NORTH BANCSHARES,INC.
                                          ---------------------
                                              (Registrant)



Date   November 13, 2001                  /S/ Joseph A. Graber
    ----------------------------          --------------------------
                                          Joseph A. Graber
                                          President and Chief Executive Officer




Date   November 13, 2001                  /S/ Martin W. Trofimuk
    ----------------------------          --------------------------
                                          Martin W. Trofimuk
                                          Vice President and Treasurer