Form 10KSB40
period 2001-12-31
NORTH BANCSHARES INC
filed 2002-03-29
CIK 912623

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Common Stock, par value $.01 per share
(Title of Class)

        Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The Issuer had $9.6 million in gross income for the year ended December 31, 2001.

        As of March 1, 2002, there were issued and outstanding 1,164,035 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market as of March 1, 2002 was approximately $9,900,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB--Portions of Annual Report to Stockholders for the fiscal year ended December 31, 2001
PART III of Form 10-KSB--Portions of Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2001.

INDEX

PART I

PAGE

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

25

Item 12.

  Certain Relationships and Related Transactions

25

Item 13.

  Exhibits and Reports on Form 8-K

26

SIGNATURES

27

PART I

Item 1. Description of Business

General

        North Bancshares, Inc. (the “Company” or “North Bancshares”) is a Delaware corporation which was organized in 1993 by North Federal Savings Bank (“North Federal” or the “Bank”) for the purpose of becoming the Bank’s holding company. The Company owns all of the capital stock of the Bank, which was issued on December 21, 1993 in connection with the Bank’s conversion from the mutual to the stock form of organization (the “Conversion”). There were 1,156,774 shares of Company common stock outstanding at December 31, 2001. The Bank was organized in 1886 and converted to a federal mutual savings bank in 1986. The Bank amended its charter in December 1993 in connection with the Conversion to become a federal stock savings bank. All references to the Company, unless otherwise indicated, at or before December 21, 1993 refer to the Bank. The Company’s common stock is quoted on The Nasdaq Stock Market under the symbol “NBSI”.

        The Company and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury (“OTS”), and by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) System and its deposits are backed by the full faith and credit of the United States Government and are insured by the Savings Association Insurance Fund (“SAIF”) to the maximum extent permitted by the FDIC.

        The Company serves the Chicago metropolitan area through its two retail banking offices located in Chicago and Wilmette, Illinois. The Bank has signed a letter of intent to lease another branch facility in the Chicago market in a yet to be constructed shopping center. Lease negotiations are currently ongoing. It is anticipated that occupancy would occur during the last quarter of 2002 or early in 2003. At December 31, 2001, the Company had total consolidated assets of $136.8 million, deposits of $87.4 million, and stockholders’ equity of $13.5 million.

        The Company is an independent community-oriented financial institution offering a variety of financial services to meet the needs of the communities which it serves. The Company attracts retail deposits from the general public, obtains brokered deposits or borrows funds from available sources and invests those funds primarily in first mortgages on owner-occupied and non-owner occupied one-to four-family residences, multi-family properties, commercial real estate, consumer loans and mortgage-backed and investment securities. The Company also originates or acquires participations in multi-family and commercial loans.

        The Company’s revenues are derived principally from interest on loans, investments, mortgage-backed securities and income from fees and service charges. The Company’s operations are affected by general economic conditions, competition in the Company’s market area, the monetary and fiscal policies of the federal government and the policies of various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Company’s results of operations are largely dependent upon net interest income, which is the difference between the interest received on its loan and investment securities portfolios and the interest paid on its deposit accounts and borrowings.

        The executive offices of the Company and the Bank are located at 100 W. North Avenue, Chicago, Illinois 60610-1399. The telephone number at that address is (312) 664-4320. The Bank maintains a web site at www.northfederal.com.

Forward-Looking Statements

        When used in this annual Report on Form 10-KSB and in other filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “Will likely result,” “are expected to,” “will continue”, “is anticipated”, “estimate”, “project”, “plans,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

        Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (2) changes in managements’s estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and the Company’s net interest margin; (5) the impact of repricing and competitor’s pricing initiatives on loan and deposit products; (6) the Company’s ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) the Company’s ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; (10) changes in accounting principles, policies or guidelines.

        The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Lending Activities

        General. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences, multi-family properties, commercial real estate and consumer loans. At December 31, 2001, the Bank’s gross loans outstanding totaled $94.0 million, of which $64.6 million, or 68.7%, were one- to four-family residential mortgage loans. Of the one-to four-family mortgage loans outstanding at that date, 81.0% were fixed-rate loans (55.7% of total gross loans receivable), including balloon loans, and 19.0% were adjustable-rate loans (13.1% of total gross loans receivable). At that same date, multi-family residential mortgage loans totaled $4.1 million, all of which were fixed-rate balloon loans. In addition, at that date, commercial real estate and commercial loans outstanding totaled $19.5 million, of which $4.3 million were adjustable rate and $15.2 million were fixed rate loans. The balance of the Bank’s loans included $5.8 million in consumer loans, which represented 6.2% of the Bank’s gross loan portfolio.

        The Bank also invests in mortgage-backed securities. At December 31, 2001, mortgage-backed securities available for sale totaled $11.7 million or 8.6% of total assets. At such date, all of the mortgage-backed securities portfolio was insured or guaranteed by Freddie Mac or Fannie Mae.

        All loans must be approved by a committee comprised of four officers, one of whom is a director of the Bank. Requests for loans greater than $1,000,000 are reviewed and considered for approval by the Board of Directors of the Bank on a case-by-case basis.

        The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See “Regulation — Federal Regulation of Savings Associations.” At December 31, 2001, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower’s related entities was approximately $2.0 million. At December 31, 2001, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank’s largest lending relationship at December 31, 2001 consisted of four loans to one individual totaling $1.9 million. All loans were secured by a first mortgage on real estate. The Bank’s next three largest lending relationships to a single borrower or a group of related borrowers totaled $1.7 million, $1.6 million and $1.4 million, respectively. Each of these is a loan or group of loans secured by either a first mortgage on real estate or a first lien on real property and each of these loans was current as of December 31, 2001.

        Loan Portfolio Composition. The table below sets forth information concerning the composition of the Bank’s loan and mortgage-backed securities portfolios in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                          At December 31,
                                                      --------------------------------------------------------
                                                               2001                                2000
                                                      ------------------------          ----------------------
                                                      Amount           Percent          Amount         Percent
                                                      -------          -------          -------        -------
                                                                        (Dollars in Thousands)
REAL ESTATE LOANS:
 One- to four-family............................      $64,581(1)         68.72%         $73,599          80.68%
 Multi-family...................................        4,099(2)          4.36            4,177           4.58
 Commercial.....................................       17,876(3)         19.02            9,568          10.49
                                                      -------          -------          -------        -------
    Total real estate loans.....................       86,556            92.10           87,344          95.75
                                                      -------          -------          -------        -------

CONSUMER LOANS:
 Deposit account................................          277             0.29              130           0.14
 Automobile.....................................           --             0.00               11           0.01
 Home equity and home
  improvement...................................        5,531             5.89            2,276           2.50
                                                      -------          -------          -------        -------
 Total consumer loans...........................        5,808             6.18            2,417           2.65
                                                      -------          -------          -------        -------

 COMMERCIAL LOANS...............................        1,613             1.72            1,461           1.60
                                                      -------          -------          -------        -------
 Total loans receivable.........................       93,977           100.00%          91,222         100.00%
                                                      -------          =======          -------        =======
 LESS:
 Deferred fees and discounts....................          254                               195
 Allowance for loan losses......................          298                               262
                                                      -------                           -------
   Total loans receivable, net..................      $93,425                           $90,765
                                                      =======                           =======

MORTGAGE-BACKED
SECURITIES:(4)
 Fannie Mae.....................................       $2,717            23.33%          $2,142          15.48%
 Freddie mac....................................        8,928            76.67           11,696          84.52
                                                      -------          -------          -------        -------
    Total mortgage-backed
     securities.................................       11,645           100.00%          13,838         100.00
                                                                       =======                         =======

Net premiums ...................................          109                                89
                                                      -------                           -------

Net mortgage-backed
 securities.....................................      $11,754                           $13,927
                                                      =======                           =======

__________

(1) This amount includes a total of $2.3 million of 5, 7 and 10 year balloon loans.
(2) This amount includes a total of $4.1 million of 5, 7 and 10 year balloon loans.
(3) All of these are balloon loans.
(4) Presented at amortized cost.

     The following table shows the composition of the Bank’s loan portfolio by fixed- and adjustable-rates at the dates indicated.

                                                                          At December 31,
                                                      --------------------------------------------------------
                                                               2001                                2000
                                                      ------------------------          ----------------------
                                                      Amount           Percent          Amount         Percent
                                                      -------          -------          -------        -------
                                                                        (Dollars in Thousands)
FIXED-RATE LOANS:
 Real estate:
  One- to four-family............................     $52,301(1)         55.65%         $56,185          61.59%
  Multi-family...................................       4,099(2)          4.36            4,177           4.58
  Commercial.....................................      13,544(3)         14.41            6,320           6.93
                                                      -------          -------          -------        -------
   Total fixed-rate real estate loans............      69,944            74.42           66,682          73.10
  Consumer.......................................         897             0.95              909           1.00
  Commercial.....................................       1,613             1.73            1,461           1.60
                                                      -------          -------          -------        -------
   Total fixed-rate loans........................      72,454            77.10           69,052          75.70
                                                      -------          -------          -------        -------

ADJUSTABLE-RATE LOANS:
 Real estate:
  One- to four-family............................      12,280            13.06           17,414          19.09
  Commercial.....................................       4,332(4)          4.61            3,248           3.56
  Consumer.......................................       4,911             5.23            1,508           1.65
                                                      -------          -------          -------        -------
   Total adjustable rate loans...................      21,523            22.90           22,170          24.30
                                                      -------          -------           ------        -------

    Total loans receivable.......................      93,977           100.00%          91,222         100.00%
                                                                       =======                         =======

LESS:
 Deferred fees and discounts.....................         254                               195
 Allowance for loan losses.......................         298                               262
                                                      -------                           -------
  Total loans receivable, net....................     $93,425                           $90,765
                                                      =======                           =======

__________

(1) This amount includes a total of $2.3 million of 5, 7 and 10 year balloon loans.
(2) This amount includes a total of $4.1 million of 5, 7 and 10 year balloon loans.
(3) All of these are balloon loans.
(4) All of these are balloon loans.

        The following schedule illustrates the maturity of the Bank’s loan portfolio at December 31, 2001. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due rather than when interest rates are next subject to change. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The total amount of loans due after December 31, 2001 which have a pre-determined interest rate is $72.5 million, while the amount of loans due after such date with floating rates is $21.5 million.

                                                                                Real Estate
                                           -------------------------------------------------------------------------------
                                           One- to Four-family             Multi-family                   Commercial
                                          ----------------------     --------------------------     ----------------------
                                                        Weighted                       Weighted                   Weighted
                                                        Average                        Average                    Average
                                           Amount       Rate         Amount            Rate         Amount        Rate
                                           ------       --------     ------           ----------    ------        --------

                                                                                        (Dollars in Thousands)
        Due During Periods Ending
              December 31,
----------------------------------------

2002(1)                                       $378       7.30%     $    387             8.00%       $3,928          5.93%
2003.....................................       22       9.12           249             8.94           749          6.64
2004.....................................    1,075       7.34           657             8.03           963          7.50
2005 and 2006............................    1,098       7.40         1,730             8.11         6,235          7.80
2007 to 2011.............................    3,319       7.19         1,076             7.82         6,001          7.83
2012 to 2016.............................    5,164       7.04            --             0.00            --          0.00
2017 and following.......................   53,525       7.21           ---             0.00           ---          0.00
                                            ------       ----      --------             ----       -------          ----
                                           $64,581       7.20%       $4,099             8.06%      $17,876          7.33%
                                           =======       ====        ======             ====       =======          ====

[WIDE TABLE CONTINUED FROM ABOVE}

                                                     Consumer                    Commercial                   Total
                                              ----------------------      ------------------------     ---------------------
                                                            Weighted                    Weighted                    Weighted
                                                            Average                     Average                     Average
                                              Amount        Rate          Amount        Rate           Amount       Rate
                                              ------        --------      ------        ----------     -------      ---------
         Due During Periods Ending
              December 31,
----------------------------------------

2002(1)                                      $ 248           8.43%       $1,613          10.00%      $ 6,554          7.23%
2003.....................................      100           4.63           ---           0.00         1,120          7.02
2004.....................................      312           5.17           ---           0.00         3,007          7.32
2005 and 2006............................    4,529           4.84           ---           0.00        13,592          6.82
2007 to 2011.............................       94           7.00           ---           0.00        10,490          7.62
2012 to 2016.............................      459           8.44           ---           0.00         5,623          7.15
2017 and following.......................       66           8.25           ---           0.00        53,591          7.21
                                            ------           ----        ------          -----       -------          ----
                                            $5,808           5.37%       $1,613          10.00%      $93,977          7.20%
                                            ======           ====        ======          =====       =======          ====

(1) Includes demand loans, loans having no stated maturity, and past due loans.

One- to Four-Family Residential Real Estate Lending

        The cornerstone of the Bank's lending program has been the origination of permanent loans, to be held in its portfolio, secured by mortgages on owner-occupied and non-owner-occupied, one- to four-family residences. Typically, such homes are single family detached houses, condominiums, townhomes and two- to four-family dwellings. At December 31, 2001, $64.6 million, or 68.7%, of the Banks gross loan portfolio consisted of permanent loans secured by one- to four-family residences compared with $73.6 million or 80.7% of the portfolio at December 31, 2000. The decrease is primarily attributable to an emphasis on consumer and commercial real estate lending begun in the year 2000. The Bank emphasizes the origination of a variety of residential loans, including conventional 10, 15, 20 and 30 year fixed-rate loans, one, three and five year adjustable-rate mortgage loans ("ARMs") and 5, 7, and 10 year fixed rate balloon loans.

        The Bank's loans are designed to respond to customer preferences, market dynamics and changes in asset/liability management objectives. During 2001, the Bank continued to emphasize loans on non-owner occupied, one- to four-family properties due to the higher yields offered by such loans, as well as customer demand. These loans are underwritten using similar criteria as loans secured by owner-occupied one- to four-family residences, but are provided at higher rates of interest than owner-occupied loans.

        The Bank offers one-to four-family residential ARMs which are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on all of the ARMs originated by the Bank are subject to adjustment at one year intervals after the initial adjustment period. The Bank's ARM products generally carry interest rates which are reset to a stated margin over an independent index. Increases or decreases in the interest rate of the Bank's ARMs are generally limited to 2.0% at any adjustment date and 6.0% over the life of the loan. The Bank's ARMs are not convertible into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization. At December 31, 2001, the total balance of one- to four-family ARMs was $12.3 million, or 13.1% of the Bank's gross loan portfolio.

        The Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. The Bank verifies a borrower's employment history and the source of the down payment. The Bank underwrites one- to four-family loans in order to satisfy secondary market requirements and is a qualified Freddie Mac seller/servicer and is a qualified mortgage originator in the Federal Home Loan Bank of Chicago's Mortgage Partnership Finance program. Sales of one- to four-family loans totaled $2.3 million during the year ended December 31, 2001 compared with $2.0 million during the year ended December 31, 2000.

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

Multi-Family Real Estate Lending

        In order to enhance the yield on its assets, North Federal originates or purchases permanent loans secured by multi-family real estate. At December 31, 2001, the Bank had multi-family real estate loans totaling $4.1 million, or 4.4% of the Bank's gross loan portfolio. The largest multi-family loan at December 31, 2001 was $387,000. At December 31, 2001, the Bank had no multi-family real estate loans which were over 30 days delinquent.

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

Commercial Real Estate Lending

        In order to enhance the yield on its assets, North Federal originates or purchases commercial real estate loans. At December 31, 2001, the Bank had commercial real estate loans totaling $17.9 million, or 19.0% of the Bank's gross loan portfolio compared with $9.6 million, or 10.5% of the gross loan portfolio at December 31, 2000. The increase is primarily attributable to an increased emphasis on commercial real estate lending begun during the year 2000 as a result of the hiring of a commercial real estate lending officer. The largest commercial real estate loan outstanding at December 31, 2001 was a $1.3 million ten year balloon. At December 31, 2001, the Bank had no commercial real estate loans which were over 30 days delinquent.

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

        The Bank has expanded and intends to continue to expand its commercial real estate lending activities, subject to customer demand and the existence of qualified borrowers.

Consumer Lending

        The Bank originates a variety of different types of consumer loans, including equity loans, rehabilitation loans, which are loans that exceed the parameters of a home improvement loan due to the extent of the remodeling, direct automobile loans, deposit account loans, home improvement loans and checking account overdraft protection loans. The Bank expanded its consumer loan department and products during 2001 and plans to continue to emphasize this type of lending during 2002, particularly home equity and rehabilitation loans, because of their attractive yields, shorter terms to maturity, and community need. At December 31, 2001, $5.8 million or 6.2% of the Bank's gross loan portfolio, consisted of consumer loans compared with $2.4 million or 2.7% at December 31, 2000.

        The Bank's home improvement and equity line of credit loans are underwritten such that the total commitment amount, when combined with the first mortgage lien, may not exceed 90% of the appraised value of the property. Loans that exceed 80% loan to value are privately insured. These loans are written with a maximum maturity of five years and an interest rate that adjusts with changes to the prime rate. At December 31, 2001, the Bank had $5.5 million of home improvement and line of credit loans and $5.6 million in unused credit line commitments compared with $2.3 million of outstanding home improvement and line of credit loans and $2.4 million in unused credit line commitments at December 31, 2000.

        The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans other than home equity loans generally involve a higher level of credit risk than one- to four-family residential loans, consumer loans are typically made at higher interest rates and for shorter terms. The shorter term of consumer loans increases the interest rate sensitivity of the lending institution's portfolio.

        Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the Bank had no delinquent consumer loans at December 31, 2001 there can be no assurance that delinquencies will not occur in the future.

Commercial Lending

        In order to further enhance the yield on its assets, the Bank issued a commercial line of credit to a manufactured housing developer to finance the period of time between the delivery of a unit to closing. This period is usually between 60 to 90 days. The line of credit is collateralized by a secured interest in the individual units and any related sales contracts. In addition, the line of credit is personally guaranteed by the developer. The loan-to-value ratio will range between 50% to 60% at any given time. At December 31, 2001, the outstanding line of credit and the balance of the line amounted to $1.6 million. The line of credit carries a fixed rate of interest on a one-year renewable basis and was current as of December 31, 2001. The interest is paid monthly and cannot be drawn from the line of credit. As of December 31, 2001, this commercial line of credit represented the Bank's sole commercial lending relationship not secured by real estate.

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

Mortgage-backed Securities

        The Bank purchases mortgage-backed securities to complement its mortgage lending activities. At December 31, 2001, mortgage-backed securities available for sale totaled $11.7 million, or 8.6% of the Bank's total assets. For information regarding the market values of North Federal's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders filed as Exhibit 13 hereto.

        Under the OTS' risk-based capital requirements, Ginnie Mae mortgage-backed securities have a zero percent risk-weighting and Fannie Mae, Freddie Mac and AA- or higher-rated mortgage-backed securities have a 20% risk- weighting, in contrast to the 50% risk-weighting carried by one- to four-family performing residential mortgage loans. None of the mortgage-backed securities held by the Bank at December 31, 2001 had a risk-weight for regulatory capital purposes above 20%.

        All of the Bank's mortgage-backed securities are backed by federal agencies. Accordingly, management believes that the Bank's mortgage-backed securities are generally resistant to credit problems.

        The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 2001. Mortgage-backed securities having adjustable interest rates are shown as maturing in the period during which the security is repricing. Balances are shown at amortized cost.

                                                             Due in
                        -------------------------------------------------------------------------------------------
                          6 Months           6 Months                1 to           3 to 5           5 to 10
                             or Less         to 1 Year            3 Years            Years             Years
                        ------------        ----------       ------------       -----------       -----------
                                                            (In Thousands)
      Freddie Mac          $    ---             $111              $  1            $  --              $609

      Fannie Mae              1,083               --                --               --                --
                              -----           ------              ----             ----              ----
         Total               $1,083             $111              $  1            $  --              $609
                             ======             ====              ====            =====              ====

[WIDE TABLE CONTINUED FROM ABOVE]

                                        Due in                         December 31,
                        -----------------------------------               2001
                              10 to 20            Over 20               Balance
                                 Years              Years             Outstanding
                         ---------------      ------------            -----------
                                     (In Thousands)
      Freddie Mac               $8,305           $   --                $ 9,026

      Fannie Mae                 1,645               --                  2,728
                              -------                --                -------
         Total                  $9,950           $   --                $11,754
                                ======           ======                =======

Loan Origination, Mortgage-Backed Securities Purchases and Sales and Repayment Activities

        The following table shows the Bank’s loan originations, loan and mortgage-backed securities purchases, sales and principal repayments for the periods indicated. The Bank maintains an approved seller/servicer status with Freddie Mac and is a qualified participating financial institution with the Illinois Housing Development Authority and is a participant in the FHLB of Chicago’s Mortgage Partnership Finance program.

                                                                                                   Year Ended December 31,
                                                                                            ------------------------------------
                                                                                                 2001                   2000
                                                                                            -----------------      -------------
                                                                                                        (In Thousands)

Loans Receivable (Gross) At Beginning of Year......................................             $91,222                $89,385
                                                                                                -------                -------

Originations and Purchases by Type:
----------------------------------
Fixed Rate:
  Real estate - one- to four-family................................................              11,516                  2,146
                  - multi-family...................................................                 922                    919
                  - commercial.....................................................              10,701                  3,460
                  - consumer.......................................................                 665                    796
  Non-real estate - commercial.....................................................                 379                    690
                                                                                              ---------              ---------
    Total fixed rate loans originated..............................................              24,183                  8,011
Adjustable Rate:
  Real estate - one- to four-family................................................               1,965                  4,332
                  - commercial.....................................................               3,818                  2,500
                  - consumer.......................................................               5,640                  1,421
                                                                                               --------               --------
    Total adjustable rate loans originated.........................................              11,423                  8,253

  Sales............................................................................               2,339                  1,975
  Principal repayments.............................................................              30,512                 12,452
                                                                                                -------               --------
    Total loans at end of year.....................................................             $93,977                $91,222
                                                                                                =======                =======

Mortgage-backed securities (net) at beginning of year..............................             $13,580                $14,528

  Purchases........................................................................                 986                    ---
  Repayments.......................................................................             (2,254)                (1,367)
  Sales............................................................................               (924)                   (33)
 Change in unrealized gain on mortgage-
 backed securities available-for-sale..............................................                 300                    460
  Amortization of premiums (discounts).............................................                  19                    (8)
                                                                                             ----------            -----------
     Mortgage-backed securities (net) at end of Year...............................             $11,707                $13,580
                                                                                                =======                =======

Asset Quality

        When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. In the case of residential loans, a late notice is sent not later than 30 days after the due date. Additional written and verbal contacts may be made with the borrower between 30 and 90 days after the due date. If the delinquency continues for a period of 60 days after the due date, the Bank usually sends a default letter to the borrower and, after 90 days following the due date, institutes appropriate action to foreclose on the property. If foreclosed upon, the property is sold at public auction and may be purchased by the Bank. Delinquent consumer loans are handled in a similar manner. The Bank’s procedures for repossession and sale of consumer collateral are subject to various requirements under Illinois consumer protection laws. The Bank historically has had few foreclosed assets and, as set forth below, has had none during the five year period ended December 31, 2001. The Bank has not charged-off any loans during the five year period ended December 31, 2001.

        Delinquent Loans. At December 31, 2001, the Bank had no loans more than 60 days delinquent.

        Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal or interest becomes doubtful. For all periods presented, the Bank has had no troubled debt restructurings. Foreclosed assets are assets acquired in settlement of loans. There were no foreclosed assets at the dates presented.

                                                                         December 31,
                                                                      2001           2000
                                                                 ---------------------------
                                                                         (Dollars in
                                                                           Thousands)
Non-performing loans:
  One- to four-family...........................................     $  --           $  --
                                                                 ---------------------------
     Total Non-performing Assets................................     $  --           $  --
                                                                 ===========================

Total as a Percentage of Total Assets...........................      0.00%            0.00%
                                                                 ===========================

        Other Loans of Concern. As of December 31, 2001, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Management has taken this into consideration in determining the adequacy of the allowance for losses on loans as of December 31, 2001.

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

        When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order additional general or specific loss allowances.

        In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. There were no classified assets at December 31, 2001.

        Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of probable incurred losses in its loan portfolio. This evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Allowances also are established for loans considered to be impaired. The calculation of allowance levels for impaired loans is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values. Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See Notes 1 and 3 of the Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders filed as Exhibit 13 hereto, and “Regulation.” At December 31, 2001, the Bank had an allowance for loan losses of $298,000, which was equal to .32% of loans receivable.

        The following table sets forth an analysis of the Bank’s allowance for loan losses.

                                                                                             Year Ended
                                                                                              December 31,
                                                                                           2001         2000
                                                                                           ----         ----
                                                                                              (Dollars in
                                                                                               Thousands)

Balance at beginning of year......................................................         $262         $231

Charge-offs:
  One- to four-family.............................................................          ---          ---
  Consumer........................................................................          ---          ---
  Commercial real estate..........................................................          ---          ---

Recoveries........................................................................          ---          ---
                                                                                        -------      -------

Net charge-offs...................................................................          ---          ---
Additions charged to operations...................................................           36           31
                                                                                         ------      -------
Balance at end of year............................................................         $298         $262
                                                                                           ====         ====

        Once the Bank repossesses property it is classified as real estate owned. Any gains or losses (realized or reserved for) are treated as real estate owned activity. The Bank had no real estate owned as of the dates presented.

        The distribution of the Bank’s allowance for loan losses at the dates indicated is summarized as follows:

                                                  At December 31,
                                                 Balance     Allowance

                                                (Dollars in Thousands)

REAL ESTATE LOANS
 One-to four family                              $64,581       $167
 Multi Family                                      4,099         13
 Commercial                                       17,876         96
                                                 -------       ----
   Total Real estate loans                        86,556        276
                                                 -------       ----

CONSUMER LOANS
 Deposit account                                     277          0
 Automobile                                           --         --
 Home equity and home improvement                  5,531         14
                                                 -------       ----
   Total consumer loans                            5,808         14
                                                 -------       ----

COMMERCIAL LOANS                                   1,613          8
                                                 -------       ----

  Total loans receivable                         $93,977       $298
                                                 -------       ----

        The allowance for loan losses at December 31, 2000 was unallocated. Due to the issuance of Staff Accounting Bulletin 102, management developed a methodology based on estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors.

Investment Activities

        North Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels significantly above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained. See “Regulation - Liquidity.”

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

        Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank’s asset/liability and interest rate risk management policies, concern for the highest investment quality, liquidity needs and performance objectives.

        At December 31, 2001, the Company’s interest-bearing deposits with banks and dollar denominated money market accounts totaled $3.5 million, or 2.6% of total assets. Investment securities, consisting of U.S. government securities, federal agency obligations and FHLB stock, totaled $9.8 million, or 7.2% of total assets, and investment in federal funds sold totaled $14.7 million or 10.7% of total assets. The decrease in investment securities and the increase in federal funds was due primarily to investment securities called prior to maturity and the funds had not been reinvested into longer-term securities or loans at December 31, 2001. It is the Company’s general policy to purchase securities which are U.S. Government securities or federal agency obliga tions. At December 31, 2001, the weighted average term to maturity or repricing of the investment portfolio, excluding FHLB stock, was one month.

        The following table sets forth the composition of the Company’s securities portfolio, excluding its mortgage-backed securities, at the dates indicated.

                                                                                                    At December 31,
                                                                            ----------------------------------------------------------------------
                                                                                          2001                               2000
                                                                            ----------------------------------  ----------------------------------
                                                                              Carrying              % of           Carrying           % of
                                                                                Value             Total               Value           Total
                                                                            ------------       -----------         ----------      ----------
                                                                                                    (Dollars in Thousands)
Securities:
  U.S. Government agency securities.....................................         $7,013            71.44%             $16,916          89.66%
  FHLB stock............................................................          2,770            28.22                1,905          10.10
  Other.................................................................             33             0.34                   45           0.24
  Equity Securities.....................................................            ---              ---                  ---            ---
                                                                                 ------           ------              -------         ------
    Total Securities and FHLB Stock.....................................         $9,816           100.00%             $18,866         100.00%
                                                                                 ======           ======              =======         ======

Other Interest-Earning Assets:
  Interest-bearing deposits with banks..................................        $ 2,446                               $ 2,006
  Dollar denominated mutual funds.......................................          1,098                                   903
  Federal Funds Sold ...................................................         14,697                                 4,245
                                                                               --------                               -------
     Total..............................................................       $ 18,241                               $ 7,154
                                                                               ========                               =======

Average remaining life or term to repricing of
securities and other interest-earning
assets, excluding  FHLB stock and equity securities.....................               1 mos.                             1 mos.

        The composition and contractual maturities of the securities portfolio, excluding FHLB of Chicago stock, are indicated in the following table.

                                                                       At December 31, 2001
                                                 ----------------------------------------------------------------
                                                                                                   Total
                                                  One Year      1 thru 5       Over 5            Investment
                                                  Or Less         Years         Years            Securities
                                                 ---------     ---------      ---------     ---------------------
                                                 Amortized     Amortized      Amortized     Amortized     Fair
                                                   Cost           Cost          Cost           Cost       Value
                                                 ---------     ---------      ---------     ---------   ---------
                                                                       (Dollars in Thousands)

U.S. Government agency securities............       $ --         $  --         $7,000        $7,000      $7,013
OTHER........................................         63            --             --            63          33
                                                 ---------     ---------      ---------     ---------   ---------
    Total Securities.........................       $ 63            --         $7,000        $7,063       7,046
                                                 ---------     ---------      ---------     ---------   ---------
Weighted Average Yield(1)....................       9.00%         0.00%          6.67%         6.69%
                                                 =========     =========      =========     =========

__________

(1) The weighted average yield is based upon the interest rate in effect at December 31, 2001.

Sources of Funds

        General. The Bank’s primary sources of funds are deposits, both retail and brokered, borrowings, amortization and prepayments of loan principal, maturities and sales of investment securities, short-term investments and funds provided from operations.

        Deposits. North Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits consist of passbook accounts, NOW and non-interest-bearing checking accounts, money market accounts and certificate accounts. The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits.

        The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

        The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability and interest rate risk management, profitability and growth objectives and has traditionally attempted to retain longer term deposits for asset/liability and interest rate risk management purposes. Based on its experience, the Bank believes that its passbook, MMDA, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. During the year 2001, the Bank obtained $10.4 million in certificates of deposit by using deposit brokers and repaid $7.6 million in matured brokered certificates of deposit. The deposits were used to fund lending and were priced at more attractive rates than could be obtained locally.

        The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank during the dates indicated and the rates offered as of December 31, 2001.

                                                                     At December 31,
                                                  -------------------------------------------------------
                                                              2001                          2000
                                                  ------------------------------------------------------
                                                                   Percent                      Percent
                                                     Amount        of Total         Amount      of Total
                                                  ------------------------------------------------------
                                                                    (Dollars in Thousands)
Transaction and Savings Deposits:
--------------------------------

Passbook Accounts 2.00%.........................    $11,646          13.3%         $12,483        15.3%
NOW Accounts 1.25%..............................      8,278           9.5            8,478         10.4
Non-Interest Bearing Demand Accounts............      4,484           5.1            3,153          3.9
Money Market Deposit Accounts 0.00% -2.78%......     18,024          20.6           15,934         19.6
                                                    -------         -----          -------        -----

Total Non-Certificates..........................     42,432          48.5           40,048         49.2
                                                    -------         -----          -------        -----

Total Certificates:
---------------------

 0.00 -  4.99%..................................     17,032          19.5            2,244          2.8
 5.00 -  5.99%..................................     20,588          23.5           20,017         24.6
 6.00 -  6.99%..................................      6,861           7.8           14,335         17.6
 7.00 -  7.99%..................................        199           0.2            4,363          5.4
 8.00 -  8.99%..................................        336           0.5              310          0.4
                                                    -------         -----          -------        -----

Total Certificates..............................     45,016          51.5           41,269         50.8
                                                    -------         -----          -------        -----
Total Deposits..................................    $87,448         100.0%         $81,317        100.0%
                                                    =======         =====          =======        =====

        The following table sets forth the savings flows at the Bank during the years indicated.

                                                                Year Ended December 31,
                                                        ---------------------------------------

                                                              2001                       2000
                                                        ---------------------------------------
                                                                  (Dollars in Thousands)

Opening balance.................................            $ 81,317                  $ 76,506
Deposits........................................             161,761                   150,074
Withdrawals.....................................             159,236                   148,843
Interest Credited...............................               3,606                     3,580
                                                            --------                  --------
Ending Balance..................................            $ 87,448                  $ 81,317
                                                            ========                  ========

Net Increase ...................................            $  6,131                  $  4,811
                                                            ========                  ========

Percent Increase ...............................                7.54%                     6.29%
                                                             =======                  ========

        The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2001.

                                              0.00-        5.00-        6.00-         7.00-      8.00% or                Percent
                                              4.99%        5.99%        6.99%         7.99%      Greater      Total      of Total
                                           --------     --------     --------      --------    ---------   --------    ----------
                                                                           (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:
----------------------------

March 31, 2002..........................    $ 3,279      $ 3,209       $  488         $138         $ 32      $ 7,146       15.88%
June 30, 2002...........................      4,524          945          327          ---          ---        5,796       12.88
September 30, 2002......................      3,564          739        1,047           20           69        5,439       12.08
December 31, 2002.......................      2,000          255          253           41           52        2,601        5.78
March 31, 2003..........................      1,804          361          341          ---           13        2,519        5.60
June 30, 2003...........................        540        3,187           87          ---          ---        3,814        8.47
September 30, 2003......................        327          398           37          ---          ---          762        1.69
December 31, 2003.......................        232          299           47          ---          ---          578        1.28
March 31, 2004..........................         81          608            8          ---          ---          697        1.55
June 30, 2004...........................        104        2,675          ---          ---          ---        2,779        6.17
September 30, 2004......................         59          154          ---          ---          ---          213        0.47
December 31, 2004.......................         92          374          179          ---          ---          645        1.43
Thereafter..............................        426        7,384        4,047          ---          170       12,027       26.72
                                            -------      -------      -------      -------      -------      -------     -------
   Total................................    $17,032      $20,588       $6,861         $199         $336      $45,016      100.00%
                                            =======      =======      =======      =======      =======      =======     =======
   Percent of Total.....................      37.84%       45.73%       15.24%        0.44%        0.75%      100.00%
                                            =======      =======      =======      =======      =======      =======

        The following table indicates the amount of the Bank’s certificates of deposit by time remaining until maturity as of December 31, 2001.

                                                                          Maturity
                                                ------------------------------------------------------
                                                                  Over         Over
                                                  3 Months       3 to 6       6 to 12        Over
                                                   or Less       Months       Months       12 Months        Total
                                                ------------   ----------   -----------  -------------   -----------
                                                                          (In Thousands)
Certificates of deposit of less than
 $100,000...................................       $6,141        $4,799        $6,383       $11,710        $29,033

Certificates of deposit of $100,000
 or greater.................................        1,005           997         1,657        12,324         15,983
                                                  -------       -------       -------       -------        -------

Total certificates of deposit...............       $7,146        $5,796        $8,040       $24,034        $45,016
                                                  =======       =======       =======       =======        =======

Borrowings

        Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings, such as advances from the FHLB of Chicago, when they are a less costly source of funds or can be invested at a positive rate of return.

        The Bank obtains advances from the FHLB of Chicago secured by its shares of the capital stock of the FHLB of Chicago and by certain of the Bank’s mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by borrowings from any other source. At December 31, 2001, the Bank’s FHLB of Chicago advances totaled $31.8 million compared with $38.1 million at December 31, 2000. The decrease was primarily attributable to the repayment of higher cost short term FHLB advances.

        During fiscal 2000, the Company obtained a $500,000 unsecured line of credit from an unrelated financial institution. The purpose of the loan was to fund stock repurchases and for general corporate purposes. The line of credit renews on an annual basis. The loan provides for an interest rate, which the Bank selects, of either the prime rate or 225 basis points over three month LIBOR. The loan requires quarterly payments of accrued interest and one payment of all outstanding principal plus accrued interest on February 26, 2002, which was paid ahead of time. The financing agreements contain covenants that require the Company to provide quarterly financial information and require the Bank to maintain a “well capitalized” regulatory capital level. At December 31, 2001, there was no outstanding balance in the line of credit and the Company was in compliance with all the terms of the financing agreement.

     The following table sets forth certain information regarding borrowings at and for the dates indicated:

                                                               At and For the Years Ended
                                                                  --------------------------
                                                                        December 31,
                                                                        ------------
                                                                   2001               2000
                                                              ---------------------------------
                                                                   (Dollars in Thousands)

Average balance outstanding.................................     $ 37,858           $ 37,824
Maximum amount outstanding at any month
         end during the year................................       39,100             41,100
Balance outstanding at end of year..........................       31,750             38,200
Weighted average interest rate during the
         year...............................................        5.74%              5.94%
Weighted average interest rate at end of
         year...............................................        5.36%              6.05%

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

        At December 31, 2001, North Federal had one active subsidiary, North Financial Corporation, which provides general insurance services to the customers of the Bank. The Bank’s investment in its subsidiary was $14,564 at December 31, 2001. For the year ended December 31, 2001, North Financial Corporation had net income of $1,315.

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

Federal Regulation of Savings Associations

        The OTS has extensive authority over the operations of savings associations. As part of this authority, North Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of North Federal were as of June 30, 2001 and November 10, 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When examinations are conducted by the OTS and the FDIC, the examiners may require an association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association’s total assets, to fund the operations of the OTS.

        The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

        The Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2001, the Bank’s lending limit under this restriction was $2.0 million. North Federal was in compliance with the loans-to-one-borrower limitation as of that date.

Insurance of Accounts and Regulation by the FDIC

        As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund (“SAIF”) or the Bank Insurance fund (“BIF”). The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take action, and may terminate deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

        The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets (“Tier 1 risk-based capital”) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. At December 31, 2001, the Bank was classified as a well-capitalized institution. During the year ended December 31, 2001, the Bank was not assessed a deposit insurance premium.

        SAIF-insured institutions are also required to pay an assessment for the repayment of interest on obligations issued by a federally chartered corporation to provide financing (“FICO”) for resolving the thrift crisis in the 1980‘s. These FICO assessments are addition to amounts assesses by the FDIC for deposit insurance. Between January 1, 2000, and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2001, the FICO assessment rate for SAIF members ranged between approximately 2.1 basis points of deposits and approximately 5.9 basis points of deposits, while the FICO assessment rate for BIF members ranged between approximately 1.2 basis points of deposits and approximately 2.1 basis points of deposits. During the year ended December 31, 2001, the Bank paid FICO assessments totaling approximately $15,700.

Regulatory Capital Requirements

        All federally insured savings institutions are required to maintain minimum levels of capital, including a tangible capital level, a leverage ratio (or core capital level) and a risk-based capital level. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

        The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2001, the Bank had tangible capital of $12.9 million, or 9.5% of adjusted total assets, which is approximately $10.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

        The capital standards also require core capital equal to 4% of adjusted total assets, depending on an institution’s supervisory rating. Core capital generally consists of tangible capital plus certain intangible assets. At December 31, 2001, North Federal had core capital equal to $12.9 million, or 9.5% of adjusted total assets, which was $7.4 million above the minimum leverage ratio requirement of 4.0% as in effect on that date.

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

        Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. North Federal had no such exclusions from capital and assets at December 31, 2001.

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

        On December 31, 2001, North Federal had total capital of $13.2 million (including $12.9 million in core capital and $298,000 in qualifying supplementary capital) and risk-weighted assets of $66.1 million or total capital of 19.9% of risk-weighted assets. This amount was $7.9 million above the 8.0% requirement in effect on that date.

        The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. Submission of a capital restoration plan and various limitations on an institution’s growth and operation may be imposed. In severe cases, the FDIC or the OTS may appoint a conservator or receiver for the institution. The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

        The imposition by the OTS or the FDIC of any of these measures on North Federal may have a material adverse effect on the Bank’s operations and profitability. The Company’s shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

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

Qualified Thrift Lender Test

        All savings institutions are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701 (a) (19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2001, the Bank met the test and has always met the test since its effectiveness.

        Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and remains a QTL. If an institution does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If the institution has not requalified or converted to a national bank within three years after the failure, it must get rid of all investments and stop all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any institution that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See “- Holding Company Regulation.”

Community Reinvestment Act

        Under the Community Reinvestment Act (“CRA”), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the OTS, in connection with the examination of North Federal, to assess the institution’s record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. The Bank received a satisfactory CRA rating on its most recent CRA compliance examination.

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

Federal Securities Law

        The Common Stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

        Savings institutions are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

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

        As a member, North Federal is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 2001, the Bank had $2.8 million in FHLB stock, which was in compliance with this requirement.

        For the year ended December 31, 2001, dividends paid by the FHLB of Chicago to North Federal totaled $150,000. The $42,000 dividend received for the quarter ended December 31, 2001 reflects an annualized rate of 5.75%.

Federal and State Taxation

Federal Taxation

        General. The following is a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Company and Bank have not been audited by the IRS during the last 12 years. For federal income tax purposes, the Company and the Bank file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, such as the Bank’s tax reserve for bad debts, discussed below.

Tax Legislation Regarding Tax Bad Debt Reserves

        Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the “Small Business Act”), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank’s deduction with respect to “qualifying loans,” which are generally loans secured by certain interests in real property, could be computed using the “Experience Method” which would be the greater of an amount based on a six-year moving average of the Bank’s actual loss experience or an amount which would increase the Bank’s reserve for losses on qualifying real property loans to the base year percentage, or a percentage equal to 8.0% of the Bank’s taxable income (the “PTI Method”), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

        Under the Small Business Act, the PTI Method was repealed and the Bank has been required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank’s taxable year beginning January 1, 1996. In addition, the Bank is required to recapture (i.e., take into taxable income) over six-year period, beginning with the Bank’s taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) its “base year reserve,” i.e., the balance of such reserves as of December 31, 1987 or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996.

        Distributions. To the extent that the Bank makes “nondividend distributions” to shareholders, such distributions will be considered to result in distributions from the Bank’s base year reserve to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank’s taxable income. Nondividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Association’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in the Bank’s income.

        The amount of additional taxable income created from a nondividend distribution is equal to the lesser of the Bank’s base year reserve and supplemental reserve for losses on loans; or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

        Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”), imposes a tax (“AMT”) on alternative minimum taxable income (“AMTI”) at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank’s AMTI is increased by an amount equal to 75% of the amount by which the Bank’s adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million is imposed on corporations, including the Bank, whether or not an AMT is paid. Under pending legislative proposals, the environmental tax would be extended to taxable years beginning before January 1, 2007. The Bank does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

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

State and Local Taxation

        State of Illinois. The Company and the Bank file a combined unitary Illinois income tax return. For Illinois income tax purposes the Company and the Bank are taxed at an effective rate equal to 7.18% of Illinois Taxable Income. For these purposes, “Illinois Taxable Income” generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois Taxable Income of the Company and the Bank.

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

Competition

        North Federal faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers making loans secured by real estate located in the Bank’s market area. Other savings institutions, commercial banks and credit unions provide vigorous competition in consumer lending.

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

Employees

        At December 31, 2001, the Company had a total of 36 employees, including three part-time employees. Management considers its employee relations to be excellent.

Executive Officers Who Are Not Directors

        The following is a description of the business experience of the Company’s and the Bank’s current executive officers who are not also directors.

        Victor E. Caputo — Mr. Caputo, age 57, joined the Bank as Senior Vice President for Operations in January 1995. He was appointed Executive Vice President and Corporate Secretary of the Company and the Bank in April 1995. He was appointed Chief Operating Officer in August 1998. Mr. Caputo formerly was Senior Vice President and Chief Operations Officer of Argo Federal Savings Bank. Mr. Caputo has also served as an audit supervisor at KPMG LLP in Chicago. He has over 25 years experience in the thrift industry. He is a member of the American Institute of Certified Public Accountants, the Financial Managers Society and the Illinois Society of Certified Public Accountants.

        Joseph M. Perri — Mr. Perri, age 53, joined the Bank as Senior Vice President and Loan Department Manager in March 2000. He has been involved in loan origination, operations and management for over 25 years. Prior to joining the Bank he was Senior Vice President of LaSalle National Bank of Chicago where he was responsible for nationwide commercial mortgage production. He has also held executive level lending positions at Savings of America and Exchange National Bank of Chicago. He is a graduate of the University of Illinois and has attended the University of Wisconsin and Ohio State University.

        Martin W. Trofimuk — Mr. Trofimuk, age 41, was appointed as Vice President and Treasurer of the Company and the Bank in 1993. Mr. Trofimuk has served in various capacities since joining the Bank in 1985. He is a past President of the Chicago Chapter of the Financial Managers Society and a member of the Institute of Financial Education.

        Mark F. Metzger — Mr. Metzger, age 49, joined the Bank as Vice President in 2001. Mr. Metzger previously worked for Liberty Federal Bank as Vice President of Consumer Lending. He also worked for Balcor Mortgage and Regency Federal Bank where he focused on residential and commercial lending. He received an Associates Degree from the College of DuPage and has attended Northern Illinois University. He is actively involved in the Boy Scouts of America and has received the Scoutmaster Presidential Award of Distinction and Silver Beaver award. Mr. Metzger will focus on developing new consumer loan products and expanding the current consumer loan department.

Item 2. Description of Property

        The Bank owns its main office building and leases space for its branch office. Both offices have ATM facilities. As of December 31, 2001, the net book value of the Bank’s investment in premises, equipment and leaseholds was $743,000. The Bank has signed a letter of intent to lease approximately 2,000 square feet in an as yet to be completed shopping center for a new branch facility in Chicago. Lease negotiations are currently ongoing. The new facility is anticipated to open during the last quarter of 2002 or early in 2003.

Item 3. Legal Proceedings

        The Company and its subsidiary are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of the various legal proceedings involving the Company and its subsidiary cannot be predicted with certainty, it is the opinion of management, after consultation with counsel, that the resolution of these legal actions should not have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

        Page 39 of the Company’s 2001 Annual Report to Stockholders is incorporated by reference.

Item 6. Management’s Discussion and Analysis or Plan of Operation

     Pages 4 through 12 of the Company’s 2001 Annual Report to Stockholders are incorporated by reference.

Item 7. Financial Statements

     Pages 13 through 38 of the Company’s 2001 Annual Report to Stockholders are incorporated by reference.

Item 8. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

        The information required by this item has previously been reported on Current Reports on Forms 8-K and 8-K/A filed with the SEC on October 23, 2000 and November 1, 2000.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
              Exchange Act

Directors

        Information concerning Directors of the Company is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which has been filed with the Securities and Exchange Commission.

        Information concerning the Company’s and the Bank’s executive officers who are not also directors is contained in Item 1 of this report under “Executive Officers who are not Directors.”

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than 10% beneficial owners were met.

Item 10. Executive Compensation

        Information concerning executive compensation is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which has been filed with the Securities and Exchange Commission.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which has been filed with the Securities and Exchange Commission.

Item 12. Certain Relationships and Related Transactions

        Information concerning certain relationships and related transactions is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which has been filed with the Securities and Exchange Commission.

Item 13. Exhibits and Reports on Form 8-K

        (a) Exhibits

                                                                       Reference to
                                                                       Prior Filing
                                                                        or Exhibit
       Regulation                                                         Number
       S-B Exhibit                                                       Attached
         Number                          Document                         Hereto
     --------------- ----------------------------------------------- ---------------
            2        Plan of acquisition, reorganization,                  None
                     arrangement, liquidation or succession
          3(i)       Certificate of Incorporation                            *
          3(ii)      Amended and Restated By-Laws                           **
            4        Instruments defining the rights of holders,             *
                     including indentures
            9        Voting trust agreement                                None
          10.1       1993 Stock Option and Incentive Plan                  ****
          10.2       Recognition and Retention Plan                        ****
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
           16        Letter on change in certifying accountant             *****
           18        Letter on change in accounting principles             None
           21        Subsidiaries of Registrant                             ***
           22        Published report regarding matters submitted to       None
                     vote
          23.1       Consent of Independent Auditors                        23.1
          23.2       Independent Auditors' Report                           23.2
           24        Power of attorney                                 Not required
           99        Additional exhibits                               Not required

__________

*      Filed as exhibits to the Registrant's Form S-1 registration statement (File No. 33-69444) and incorporated herein by reference.
**     Filed as an exhibit to the Registrants Quarterly Report on form 10-QSB for the quarter ended
       June 30, 2001 and incorporated herein by reference.
***    Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended
       December 31, 1996 and incorporated herein by reference.
****   Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 and incorporated herein by reference.
*****  Filed as an exhibit to Registrants Form 8-K and 8-K/A filed on October 23, 2000 and
       November 1, 2000.

        (b) Reports On Form 8-K

The Company filed a report on Form 8-K on October 15, 2001 regarding the release of earnings for the quarter ended September 30, 2001 and a declaration of a quarterly dividend.

SIGNATURES

        Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NORTH BANCSHARES, INC.

                                   By:/s/ Mary Ann Hass
                                      ----------------------------
                                      Mary Ann Hass, Chairman
                                      (DULY AUTHORIZED REPRESENTATIVE)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Mary Ann Hass
------------------------------                  /s/ James L. Ferstel
Mary Ann Hass, Chairman                         ------------------------------
                                                James L. Ferstel, Director
Date:  March 29, 2002
       -----------------------                  Date:  March 29, 2002
                                                       -----------------------

/s/ Robert H. Rusher                            /s/ Elmer L. Hass
------------------------------                  ------------------------------
Robert H. Rusher, Director                      Elmer L. Hass, Director

Date:  March 29, 2002                           Date:  March 29, 2002
       -----------------------                         -----------------------

/s/ Gregory W. Rose                             /s/ Frank J. Donati
------------------------------                  ------------------------------
Gregory W. Rose, Director                       Frank J. Donati, Director

Date:  March 29, 2002                           Date:  March 29, 2002
       -----------------------                         -----------------------

/s/ Joseph A. Graber                            /s/ Martin W. Trofimuk
------------------------------                  ------------------------------
Joseph A. Graber, President and Chief           Martin W. Trofimuk, Vice President and
Executive Officer and Director                  Treasurer (Principal Financial and Accounting
                                                Officer)
Date:  March 29, 2002
       -----------------------                  Date:  March 29, 2002
                                                       -----------------------