Form 10QSB
period 2002-03-31
NORTH BANCSHARES INC
filed 2002-05-14
CIK 912623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002


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

                 Yes (X)                            No ( )


      As of April 30, 2002, there were 1,158,035 outstanding shares of the Registrant's Common Stock.

      Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

                             NORTH BANCSHARES, INC.

                                Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)
         Item 1. Condensed Consolidated Financial Statements                 3
                 Notes to Condensed Consolidated Financial Statements        7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8


Part II - OTHER INFORMATION                                                 13

         Item 1. Legal Proceedings                                          13

         Item 2. Changes in Securities                                      13

         Item 3. Defaults Upon Senior Securities                            13

         Item 4. Submission of Matters to a Vote of Security Holders        13

         Item 5. Other Information                                          13

         Item 6. Exhibits and Reports on Form 8-K                           13


FORM 10-QSB SIGNATURE PAGE                                                  14

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements



                                          NORTH BANCSHARES, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    (IN THOUSANDS, EXCEPT SHARE DATA)
                                               (UNAUDITED)

ASSETS                                                               MARCH 31, 2002  DEC 31, 2001
Cash and due from Banks                                                      $2,403         1,497
Interest-bearing deposits                                                     3,316         2,446
Federal funds sold                                                            7,637        14,697
Investment in dollar denominated mutual funds                                   268         1,098
-------------------------------------------------------------------------------------------------
   TOTAL CASH AND CASH EQUIVALENTS                                           13,624        19,738
Securities available for sale                                                23,647        18,753
Stock in Federal Home Loan Bank of Chicago                                    2,810         2,770
Loans receivable, net of allowance for loan losses of $315 at March
 31, 2002 and $298 at December 31, 2001                                      93,917        93,425
Accrued interest receivable                                                     733           725
Premises and equipment, net                                                     782           743
Other assets                                                                    695           607
-------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                             136,208       136,761
-------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------
Deposit accounts
   Interest-bearing                                                          83,676        82,964
   Non-interest-bearing                                                       4,053         4,484
Borrowed funds                                                               32,750        31,750
Advance payments by borrowers for taxes and insurance                           408           770
Amounts due to brokers                                                            -          1000
Accrued interest payable and other liabilities                                1,990         2,300
-------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                        122,877       123,268
-------------------------------------------------------------------------------------------------

Preferred stock, $.01 par value. Authorized 500,000 shares; none
  outstanding                                                                     -             -
Common stock, $.01 par value. Authorized 3,500,000 shares; issued
  1,914,075, outstanding 1,164,035 at March 31, 2002 and 1,156,774 at
  December 31, 2001                                                              19            19
Additional paid in capital                                                   13,226        13,251
Retained earnings, substantially restricted                                  11,957        11,928
Treasury stock, at cost (750,040 shares at March 31, 2002 and
  757,301 shares at December 31, 2001)                                      (11,433)      (11,552)
Accumulated other comprehensive loss                                           (294)          (42)
Unearned stock awards                                                           (61)            -
Common stock acquired by employee stock ownership plan                          (83)         (111)
--------------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                                13,331        13,493
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $136,208      $136,761
--------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.


                                        NORTH BANCSHARES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    2002              2001
INTEREST INCOME:
  Loans receivable                                                $1,719             1,707
  Interest-bearing deposits and federal funds sold                    58               128
  Securities available-for-sale                                      303               497
  Other interest income                                               34                43
------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                              2,114             2,375
------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposit accounts                                                   720               922
  Borrowed funds                                                     426               580
------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                             1,146             1,502
------------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                 968               873
PROVISION FOR LOAN LOSSES                                             18                 4
------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  950               869
------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Gain on sale of securities available for sale                        -                11
  Gain on sale of mortgage loans held for sale                        11                35
  Service charges and other non-interest income                       74                72
------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                             85               118
------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
  Compensation and benefits                                          437               455
  Occupancy expense                                                  110               124
  Professional fees                                                   56                28
  Data processing                                                     55                49
  Advertising and promotion                                           24                23
  Other                                                              111                91
------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                           793               770
------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                           242               217
INCOME TAX EXPENSE                                                    85                84
------------------------------------------------------------------------------------------
NET INCOME                                                          $157               133
------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
  Basic                                                             $.14               .12
  Diluted                                                           $.14               .11
------------------------------------------------------------------------------------------
AVERAGE SHARES OUTSTANDING:
  Basic                                                        1,151,616         1,150,440
  Diluted                                                      1,161,030         1,163,381
------------------------------------------------------------------------------------------
COMPREHENSIVE (LOSS) INCOME                                        $(95)               424
------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.


                                                         NORTH BANCSHARES, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                               THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                                               (UNAUDITED)

                                                                                      Accumulated              Common
                                                    Additional                        other          Inearned  stock
                                           Common   paid in    Retained    Treasury   comprehensive  stock     acquired
                                           Stock    capital    earnings    stock      income (loss)  awards    by ESOP   Total

Balance at December 31, 2000                $19      13,242    11,955      (11,316)    (895)          -        (222)    12,783
 Net income                                   -           -       133            -        -           -           -        133
 Change in accumulated other
  comprehensive loss                          -           -         -            -      291           -           -        291
------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                    -           -         -            -        -           -           -        424
ESOP shares earned                            -          11         -            -        -           -          28         39
Purchase of treasury stock, 19,000
 shares                                       -           -         -         (202)       -           -           -       (202)
Cash dividend ($.11 per share)                -           -      (130)           -        -           -           -       (130)
Options exercised and reissuance of
 treasury stock, none                         -           -         -            -        -           -           -          -
-------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                    19      13,253    11,958      (11,518)    (604)          -        (194)     12,914
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                 19      13,251    11,928      (11,552)     (42)          -        (111)     13,493
 Net income                                   -           -       157            -        -           -           -         157
 Change in accumulated other
  comprehensive loss                          -           -         -            -     (252)          -           -        (252)
--------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                    -           -         -            -        -           -           -         (95)
ESOP shares earned                            -          18         -            -        -           -          28          46
Stock awards earned                           -           -         -            -        -           4           -           4
Issuance of stock awards-5,000 shares         -         (11)        -           76        -         (65)          -           -
Purchase of treasury stock, 2,739 shares      -           -         -          (33)       -           -           -         (33)
Cash dividend ($.11 per share)                -           -      (128)           -        -           -           -        (128)
Options exercised and reissuance of
 treasury stock, 5,000                        -         (32)        -           76        -           -           -          44
-------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                   $19      13,226    11,957      (11,433)    (294)        (61)        (83)     13,331
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.


                                                         NORTH BANCSHARES, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                             (IN THOUSANDS)
                                                  FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                  2002            2001
Cash flows from operating activities:
  Net Income                                                                     $ 157            $133
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                  29              21
     Provision for loan losses                                                      18               4
     Deferred loan fees, net of amortization                                         1              22
     Amortization of premiums and discounts, net                                     2             (26)
     ESOP and stock awards expense                                                  50              39
     FHLB stock dividend                                                           (40)            (36)
     Gain on sale of loans held for sale                                           (11)            (35)
     Gain on sale of securities available for sale                                   -             (11)
     Net changes in loans held for sale                                             11              35
     Net change in accrued interest receivable                                      (8)            121
     Other assets, net                                                             (88)            (65)
     Other liabilities, net                                                       (208)            926
------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                                (87)            578
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Maturities, repayments and calls of securities available for sale              3,944           1,303
  Purchase of securities available for sale                                    (10,194)           (986)
  Proceeds from sales of securities available for sale                               -           1,302
  Loan originations and repayments, net                                           (511)          2,110
  Purchase of Federal Home Loan Bank stock                                           -            (214)
  Purchase of premises and equipment                                               (68)              -
------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                             (6,829)          3,515
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in deposit accounts                                                   281             472
  Proceeds from borrowed funds                                                   1,000          10,000
  Repayments of borrowed funds                                                       -         (10,100)
  Net change in escrows                                                           (362)           (405)
  Payment of common stock dividends                                               (128)           (130)
  Proceeds from stock options exercised                                             44               -
  Purchase of treasury stock                                                       (33)           (202)
------------------------------------------------------------------------------------------------------
Net cash provided by (used in ) financing activities                               802            (365)
------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            (6,114)          4,278
Cash and cash equivalents at beginning of period                                19,738           9,084
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     $13,624         $13,362
------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash payments during the period for:
  Interest                                                                        $756          $1,052
  Taxes                                                                             60             275
------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.

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

         To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and status of contingencies are particularly subject to change.

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are normal and recurring in nature and necessary for a fair presentation of the financial condition as of March 31, 2002 and results of operations for the three month periods ended March 31, 2002 and March 31, 2001, but are not necessarily indicative of the results which may be expected for the entire year.

(2)  Principles of Consolidation

         The accompanying unaudited consolidated financial statements include the accounts of North Bancshares, Inc. (the "Company"), its wholly-owned subsidiary, North Federal Savings Bank (the "Bank"), and the Bank's subsidiary North Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)  Stock Awards

         On January 1, 2002, the Company granted 5,000 stock awards to certain officers of the company under the Companys recognition and retention plan(RRP). These awards vest over a five-year period. The unamortized cost of awards not yet earned (vested) is reported as a reduction of stockholders equity. RRP compensation expense totaled $4,000 in the first quarter of 2002.

(4)  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.
                                                         For the three months
                                                            ended March 31,

(In thousands, except share data)                          2002           2001
------------------------------------------------------------------------------
Numerator:
 Net Income                                                $157            133
Denominator:
 Basic earnings per share-weighted average
  shares outstanding                                  1,151,616      1,150,440
 Effect of dilutive stock options outstanding             9,414         12,941
 Diluted earnings per share-adjusted weighted
  average shares outstanding                          1,161,030      1,163,381
Basic earnings per share                                    .14            .12
Diluted earnings per share                                  .14            .11
------------------------------------------------------------------------------

         Only options where the exercise price is below the current market price are included in calculating diluted earnings per share. Stock awards were not considered in the computation of diluted earnings per share because the effects of the assumed exercise would have been anti-dilutive.

(5) Comprehensive income (loss)

         The Company's comprehensive income includes net income and other comprehensive income (loss) comprised of unrealized gains or losses on securities available for sale, net of tax effect, which are also recognized as separate components of equity.

(6) Stock Repurchase Program

         On September 14, 2000, the Company announced the beginning of another stock repurchase program. The repurchase program amounts to 50,000 shares or approximately 4.0% of the outstanding shares of the Company. The Company intends to repurchase shares in open market transactions or in privately negotiated transactions until the program is complete. At March 31, 2002, 44,907 shares had been repurchased under the new program at an average cost of $10.45 per share. On April 19, 2002, the Company announced the completion of this program at an average cost of $10.67 and a new stock repurchase program which amounts to 50,000 shares or approximately 4.3% of the outstanding shares. The new program is expected to be completed over a one year period. Management continues to believe that stock repurchase programs provide enhanced value to both the Company and its stockholders.

(7) Dividend Declaration

         On January 18, 2002, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, which was paid on February 15, 2002 to stockholders of record on February 1, 2002. On April 15, 2002, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, to be paid on May 15, 2002 to stockholders of record on May 1, 2002.

(8) Commitments and Contingencies

         At March 31, 2002, the Bank had outstanding applications and commitments to originate loans in the amount of $5.8 million and unused lines of credit totaling $8.3 million. The Bank leases a branch office in Wilmette, Illinois. The lease expires on September 30, 2002. Monthly rent and maintenance and tax payments amount to $2,358.00 per month. Management seeks to negotiate a renewal of the lease prior to the expiration date. The Bank has signed a letter of intent to lease space for a new branch facility in a yet to be constructed shopping center in the Humbolt Park neighborhood of Chicago. The office will be approximately 2,000 square feet and will include a drive thru facility. The lease is expected to have an initial ten year term with an approximate first year cost of $50,000. Final negotiations on the lease have not been completed.

         The following tables disclose contractual obligations and commercial commitments of the Company as of March 31, 2002:

                                                        Less Than                                 After
                                           Total         1 Year      1 - 3 Years   4 -5 Year      5 Years
                                           -----         ------      -----------   ----------     -------
FHLB advances                            $32,750          4,250         3,500        9,000        16,000
---------------------------------------------------------------------------------------------------------
Total contractual cash
 obligations                             $32,750          4,250         3,500        9,000        16,000
========================================================================================================

                                        Total
                                        Amounts         Less Than                              Over
                                        Committed       1 Year      1 - 3 Years  4 - 5 Years   5 - Years
                                        -----------     ------      -----------  -----------   ---------

Lines of credit (1)                        $8,272           342         1,364         6,566            0
Other commercial commitments (1)              412           412             0             0            0
--------------------------------------------------------------------------------------------------------
Total commercial commitments               $8,684           754         1,364         6,566            0
========================================================================================================

(1) Represents amounts committed to customers.

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

         The Company's consolidated results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest paid on deposits and other borrowings, loan loss provisions and to a lesser degree on non- interest income less non-interest expense and income taxes. The Company's operating expenses consist principally of employee compensation and benefits, occupancy expenses, and other non- interest expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Forward-Looking Statements

         When used in this Quarterly Report on Form 10-QSB and in other filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "Will likely result," "are expected to," "will continue", "is anticipated", "estimate", "project", "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

         Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (2) changes in managements's estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and the Company's net interest margin; (5) the impact of repricing and competitor's pricing initiatives on loan and deposit products; (6) the Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the market place; (7) the Company's ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; (10) changes in accounting principles, policies or guidelines.

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

         The OTS requires the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2002, the Bank's liquidity ratio was 18.6% compared with 11.5% for the quarter ended March 31, 2001. The increase in liquidity was primarily due to funds allocated for loan closings and proceeds from securities that were called prior to their maturity that have not been reinvested into loans or longer term securities available for sale.

         Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets and a risk-based capital standard expressed as a percentage of risk-adjusted assets. At March 31, 2002, the Bank exceeded all of its regulatory capital requirements. At such date, the Bank's core capital, tier 1 capital and risk-based capital of $12.9 million, $12.9 million and $13.3 million respectively, exceeded the applicable minimum requirements by $7.5 million or 5.5%, $7.3 million or 10.5% and $7.7 million or 10.9%, respectively.

        Certificates of deposit scheduled to mature in one year or less at March 31, 2001, totaled approximately $20.5 million. Management believes, based on its ability to adjust rates on those accounts to market levels, that a significant portion of such deposits will remain with the Company. The Company will continue to focus on shifting its liability mix from higher cost certificates of deposit to lower cost transaciton accounts that do not earn interest and produce fee income. The Company will continue to use retail and brokered certificates of deposit as alternate funding sources.


Changes In Financial Condition

         Total assets decreased by $600,000 and amounted to $136.2 million at March 31, 2002 from $136.8 million at December 31, 2001. The decrease was primarily attributable to a $6.1 million decrease in cash and cash equivalents partially offset by a $4.9 million increase in securities available for sale.

         Cash and cash equivalents decreased by $6.1 million to $13.6 million at March 31, 2002 compared with $19.7 million at December 31, 2001. The decrease was due primarily to a $7.1 million decrease in federal funds sold. These funds were reinvested into longer-term higher-yielding securities available for sale and loans.

         Net loans receivable increased by $500,000 and amounted to $93.9 million at March 31, 2002 from $93.4 million at December 31, 2001. The increase was primarily attributable to an increase in equity line of credit loans, the hiring of a consumer loan officer and the Company's efforts to increase consumer lending. The Company originated $13.5 million in residential mortgage, consumer and commercial real estate loans during the three months ended March 31, 2002 compared with $5.3 million during the three months ended March 31, 2001. Repayments totaled $12.4 million and loan sales totaled $509,000 during the three months ended March 31, 2002 compared with $7.1 million in repayments and $319,000 in loan sales during the three months ended March 31, 2001.

         Total deposits increased by $300,000 and amounted to $87.7 million at March 31, 2002 compared with $87.4 million at December 31, 2001. There was a $900,000 increase in money market deposit accounts partially offset by a $400,000 decrease in non-interest bearing checking accounts.

         Stockholders' equity decreased slightly to $13.3 million at March 31, 2002 compared with $13.5 million at December 31, 2001. The decrease was primarily attributable to a $252,000 increase in other comprehensive loss related to fluctuations in the market value of short-term government securities available for sale. In addition, deferred compensation increased to $61,000 as a result of a stock bonus program implemented for certain management employees. Retained earnings increased by $157,000 which was partially offset by $128,000 in dividend payments. Book value per share decreased to $11.45 at March 31, 2002 from $11.66 at December 31, 2001.

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

                                                          Three Months Ended March 31,
                                                     2002                               2001
                                      ----------------------------------------------------------------------
                                                     Interest   Average                 Interest   Average
                                         Average     Earned\     Yield\     Average      Earned\    Yield\
                                         Balance       Paid     Cost(4)     Balance       Paid     Cost(4)
                                      ----------------------------------------------------------------------
                                                              (Dollars in thousands)
                                                   -------------------------------------------------


Interest-earnings assets:
  Loans receivable (1)                       $93,177     $1,719       7.38%   $89,552      $1,707     7.62%
  Securities available for sale               24,376        337       5.53     31,498         502     6.38
  Federal funds sold and interest-earning
   deposits                                   14,496         58       1.60     11,736         166     5.66
----------------------------------------------------------------------------------------------------------
Total interest-earning assets                132,049      2,114       6.40    132,786       2,375     7.15
Non-interest-earning assets                    3,665                            3,125
----------------------------------------------------------------------------------------------------------
Total Assets                                $135,714                         $135,911
----------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  MMDA & NOW accounts                         26,609        146       2.19     24,351         246     4.04
  Passbook accounts                           12,020         59       1.96     12,344          84     2.72
  Certificate accounts                        44,628        515       4.62     41,175         592     5.75
  Borrowed funds                              32,000        426       5.33     39,400         580     5.89
----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities           115,257      1,146       3.98    117,270       1,502     5.12
Non-interest bearing deposits                  4,272                            3,085
Other liabilities                              2,712                            2,661
----------------------------------------------------------------------------------------------------------
Total liabilities                            122,241                          123,016
Stockholders' equity                          13,473                           12,895
----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity  $135,714                         $135,911
----------------------------------------------------------------------------------------------------------
Net interest income/interest rate
spread (2)                                                  968       2.42%                   873     2.03%
-----------------------------------------------------------------------------------------------------------
Net earning assets/net interest margin (3)  $16,792                   2.93%   $15,516                 2.63%
-----------------------------------------------------------------------------------------------------------
Percentage of interest-earning assets to
interest-bearing liabilities                         114.57%                           113.23%
-----------------------------------------------------------------------------------------------------------

1. Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.
2. Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
3. Net interest margin represents net interest income divided by average interest-earning assets.
4. Average yields and costs for the three month period presented are annualized for presentation purposes.


Comparison Of Operating Results For The Three Months Ended March 31, 2002 And March 31, 2001

         General. Net income increased by $24,000 and amounted to $157,000 for the three months ended March 31, 2002 from $133,000 for the three months ended March 31, 2001. Both basic and diluted earnings per share increased to $.14for the three months ended March 31, 2002 from $.12 and $.11 for basic and diluted earnings per share for the three months ended March 31, 2001. The increase in net income and earnings per share was primarily related to a $95,000 increase in net interest income before provision for loan losses. The increase in net interest income was partially offset by a $33,000 decrease in non-interest income and a $23,000 increase in non-interest expenses.

         Interest Income. Interest income decreased by $261,000 and amounted to $2.1 million for the three months ended March 31, 2002 from $2.4 million for the three months ended March 31, 2001. There was a decrease in the annualized yield on average interest-earning assets to 6.40% for the three months ended March 31, 2002 from 7.15% for the three months ended March 31, 2001. The decrease was primarily attributable to the decline in interest rates that occurred during the year 2001.

         Interest Expense. Interest expense decreased $356,000 to $1.1 million for the three months ended March 31, 2002 from $1.5 million for the three months ended March 31, 2001. The annualized average cost of interest-bearing liabilities decreased to 3.98% for the three months ended March 31, 2002 from 5.12% for the three months ended March 31, 2001. The decrease was due primarily to a decrease in the average cost of certificates of deposit from 5.75% for the three months ended March 31, 2001 to 4.62% for the three months ended March 31, 2002. There were also decreases in all other categories of interest-bearing liabilities, primarily attributable to the decline in interest rates that occurred during the year 2001. The Company anticipates a lower average cost of funds for at least the next quarter due primarily to the general decline in interest rates that began in January 2001 and maturities of higher cost certificates of deposit that renewed at lower rates during the first quarter of 2002.

         Provision For Loan Losses. The Company added $17,500 to its allowance for loan losses for the three months ended March 31, 2002 compared with $4,000 for the three months ended March 31, 2001.The increase is primarily attributable to an increase in the amount of commercial real estate and consumer loans in the loan portfolio, which by their nature generally experience higher rates of losses than single family loans. The allowance for loan losses was $315,000 at March 31, 2002 and amounted to .33% of loans receivable compared with $266,000 at March 31, 2001 and .30% of loans receivable. There were no loans delinquent 60 days or more at March 31, 2002. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing laons are dependent upon various factors such as the performacne and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward allowance levels and inflation.

         On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses was at a level adequate to absorb incurred losses on existing loans at March 31, 2002, there can be no assurance that such losses will not exceed estimated amounts.

         Non-Interest Income. Non-interest income decreased by $33,000 and amounted to $85,000 for the three months ended March 31, 2002 compared with $118,000 for the three months ended March 31, 2002. The decrease was primarily attributable to $24,000 decrease in gain on the sale of mortgage loans. In addition there was a $11,000 decrease in gain on the sale of investment securities available for sale.

         Non-Interest Expense. Non-interest expense increased by $23,000 and amounted to $793,000 for the three months ended March 31, 2002 from $770,000 for the three months ended March 31, 2001. The increase was primarily attributable to a $48,000 increase in professional fees and other non-interest expense partially offset by an $18,000 decrease in compensation and benefits expense primarily related to reduced pension expense.

         Income Tax Expense. Income tax expense increased by $1,000 and amounted to $85,000 for the three months ended March 31, 2002 from $84,000 for the three months ended March 31, 2001. The increase in expense was primarily related to an increase in pretax income.

ITEM 3. NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2002, the Company adopted a new standard issued by FASB on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Company is not expected to be material.

        A new accounting standard dealing with asset retirement obligations will apply for 2003. The Company does not believe this standard will have a material effect on its financial posiiton or results of operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Debt

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Informaiton

        None

Item 6. Exhibits and Reports on Form 8-K

         (A) Form 8-K dated January 18, 2002, Registrant issued a press release dated January 18, 2002 regarding fourth quarter 2001 earnings and the declaration of a regular quarterly dividend.

                                SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NORTH BANCSHARES, INC.
                                           ----------------------
                                              (Registrant)



Date   May 13, 2002                        /S/ Joseph A. Graber
    ---------------------------------      --------------------------
                                           Joseph A. Graber
                                           President and Chief Executive Officer




Date   May 13, 2002                        /S/ Martin W. Trofimuk
    ---------------------------------      --------------------------
                                           Martin W. Trofimuk
                                           Vice President and Treasurer