Form 10QSB
period 2002-06-30
NORTH BANCSHARES INC
filed 2002-08-05
CIK 912623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002


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

                 Yes (X)                            No ( )


     As of July 31, 2002, there were 1,158,031 outstanding shares of the Registrant's Common Stock.

     Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

                            NORTH BANCSHARES, INC.

                              Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)

         Item 1. Condensed Consolidated Financial Statements                 3
                 Notes to Condensed Consolidated Financial Statements        7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         9

         Item 3. New Accounting Pronouncements                              14


Part II - OTHER INFORMATION

         Item 1. Legal Proceedings                                          14

         Item 2. Changes in Securities                                      14

         Item 3. Defaults Upon Senior Securities                            14

         Item 4. Submission of Matters to a Vote of Security Holders        14

         Item 5. Other Information                                          14

         Item 6. Exhibits and Reports on Form 8-K                           15


FORM 10-QSB SIGNATURE PAGE                                                  15

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements


                                                       NORTH BANCSHARES, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                                            (UNAUDITED)

    ASSETS                                                       JUNE 30, 2002     DEC 31, 2001
Cash and due from banks                                                $ 1,835            1,497
Interest-bearing deposits                                                4,160            2,446
Federal funds sold                                                       7,289           14,697
Investment in dollar denominated mutual funds                              319            1,098
-----------------------------------------------------------------------------------------------
   TOTAL CASH AND CASH EQUIVALENTS                                      13,603           19,738
Securities available for sale                                           27,832           18,753
Stock in Federal Home Loan Bank of Chicago                               3,844            2,770
Loans receivable, net of allowance for loan losses of $326 at
  June 30, 2002 and $298 at December 31, 2001                           95,683           93,425
Accrued interest receivable                                                751              725
Premises and equipment, net                                                846              743
Other assets                                                               735              607
-----------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                        143,294          136,761
-----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Deposits
  Interest-bearing                                                      86,548           82,964
  Non-interest-bearing                                                   4,815            4,484
Borrowed funds                                                          34,250           31,750
Advance payments by borrowers for taxes and insurance                      970              770
Amounts due to broker                                                        -            1,000
Accrued interest payable and other liabilities                           3,016            2,300
-----------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                   129,599          123,268
-----------------------------------------------------------------------------------------------

Preferred stock, $.01 par value. Authorized 500,000 shares; none
 outstanding                                                                -                -
Common stock, $.01 par value. Authorized 3,500,000 shares; issued
 1,914,075: outstanding 1,158,031 at June 30, 2002 and
 1,156,774 at  December 31, 2001                                            19               19
Additional paid in capital                                              13,245           13,251
Retained earnings, substantially restricted                             11,962           11,928
Treasury stock, at cost (756,044 shares at June 30, 2002 and
 757,301 shares at December 31, 2001)                                  (11,508)         (11,552)
Accumulated other comprehensive income (loss)                               92              (42)
Unearned stock awards                                                      (59)               -
Common stock acquired by Employee Stock Ownership Plan                     (56)            (111)
-----------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                           13,695           13,493
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $143,294          136,761
-----------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.

                                                       NORTH BANCSHARES, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                                            (UNAUDITED)

                                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                        JUNE 30,                 JUNE 30,
                                                                    2002         2001        2002        2001

INTEREST INCOME:
  Loans receivable                                                 $1,690        1,696       3,409       3,403
  Interest-bearing deposits and federal funds sold                     36          118          94         246
  Securities available for sale                                       359          479         662         976
  Other interest income                                                48           41          82          84
--------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                               2,133        2,334       4,247       4,709
--------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposit accounts                                                    687          887       1,407       1,809
  Borrowed funds                                                      443          557         869       1,137
--------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                              1,130        1,444       2,276       2,946
--------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                1,003          890       1,971       1,763
PROVISION FOR LOAN LOSSES                                              10            7          28          11
--------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   993          883       1,943       1,752
--------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Gain on sale of securities available for sale                        20            -          20          11
  Gain on sale of mortgage loans held for sale                         14            9          25          44
  Service charges and other non-interest income                        79           86         153         158
--------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                             113           95         198         213
--------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
  Compensation and benefits                                           459          445         896         900
  Occupancy expense                                                   116          124         226         248
  Professional fees                                                    64           43         120          71
  Data processing                                                      69           55         124         104
  Advertising and promotion                                            31           36          55          59
  Other non-interest expense                                          149           92         260         183
--------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                            888          795       1,681       1,565
--------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                            218          183         460         400
INCOME TAX EXPENSE                                                     85           73         170         157
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $133          110         290         243
--------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
  Basic                                                              $.11          .10         .25         .21
  Diluted                                                            $.11          .10         .25         .21
--------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                         1,148,605    1,139,347   1,150,732   1,146,620
  Diluted                                                       1,164,359    1,152,318   1,166,191   1,158,579
--------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                          $519         (74)         424         350
--------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.


                                                         NORTH BANCSHARES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
                                                 SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                                                               (UNAUDITED)

                                                                                         Accumulated            Common
                                                      Additional                         other         Unearned stock
                                             Common   paid in     Retained    Treasury   comprehensive stock    acquired
                                             Stock    capital     earnings    stock      income (loss) Awards   by ESOP    Total
Balance at December 31, 2000                  $19      13,242      11,955     (11,316)    (895)         -       (222)      12,783
 Net income                                     -           -         243           -        -          -          -          243
 Change in accumulated other
  comprehensive income (loss)                   -           -           -           -      107          -          -          107
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                      -           -           -           -        -          -          -          350
ESOP shares earned                              -          25           -           -        -          -         55           80
Purchase of treasury stock, 30,749 shares       -           -           -        (318)       -          -          -         (318)
Cash dividend ($.22 per share)                  -           -        (257)          -        -          -          -         (257)
Options exercised and reissuance of
  treasury stock, 6,000 shares                  -         (43)          -          92        -          -          -           49
---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                       19      13,224      11,941     (11,542)    (788)         -       (167)      12,687
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                   19      13,251      11,928     (11,552)     (42)         -       (111)      13,493
 Net income                                     -           -         290           -        -          -          -          290
 Change in accumulated other
  comprehensive income (loss)                   -           -           -           -      134          -          -          134
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                      -           -           -           -        -          -          -          424
ESOP shares earned                              -          37           -           -        -          -         55           92
Stock awards earned                             -           -           -           -        -          6          -            6
Issuance of stock awards-5,000 shares           -         (11)          -          76        -        (65)         -            -
Purchase of treasury stock, 8,743 shares        -           -           -        (108)       -          -          -         (108)
Cash dividend ($.22 per share)                  -           -        (256)          -        -          -          -         (256)
Options exercised and reissuance of
 treasury stock, 5,000                          -         (32)          -          76        -          -          -           44
---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                      $19      13,245      11,962     (11,508)      92        (59)       (56)      13,695
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.


                                                         NORTH BANCSHARES, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                             (IN THOUSANDS)
                                                  FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                   2002        2001
Cash flows from operating activities:
  Net Income                                                                      $ 290        $243
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                   54          48
     Provision for loan losses                                                       28          11
     Deferred loan fees, net of amortization                                          7          24
     Amortization of premiums and discounts, net                                    128         (25)
     ESOP and stock awards expense                                                   98          80
     FHLB stock dividend                                                            (74)        (71)
     Gain on sale of loans held for sale                                            (25)        (10)
     Gain on sale of securities available for sale                                  (20)        (11)
     Net changes in loans held for sale                                              25          10
     Net change in accrued interest receivable                                      (26)          4
     Other assets, net                                                             (128)        275
     Other liabilities, net                                                       1,053       1,038
---------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         1,410       1,616
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Maturities, repayments and calls of securities available for sale               4,944       1,829
  Purchase of securities available for sale                                     (16,356)       (986)
  Proceeds from sales of securities available for sale                            1,022         924
  Loan originations and repayments, net                                          (2,293)     (1,161)
  Purchase of Federal Home Loan Bank stock                                       (1,000)       (716)
  Purchase of premises and equipment                                               (157)         (3)
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (13,840)       (113)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in deposit accounts                                                  3,915       3,327
  Proceeds from borrowed funds                                                    2,500      11,000
  Repayments of borrowed funds                                                        -     (10,100)
  Net change in advance payments by borrowers for taxes and insurance               200          26
  Payment of common stock dividends                                                (256)       (257)
  Proceeds from stock options exercised                                              44          49
  Purchase of treasury stock                                                       (108)       (318)
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         6,295       3,727
----------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                             (6,135)      5,230
Cash and cash equivalents at beginning of period                                 19,738       9,084
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $13,603     $14,314
----------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash payments during the period for:
  Interest                                                                       $1,720      $2,191
  Taxes                                                                             180         385
---------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Companys 2001 Annual Report on Form 10KSB filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet presented herein has been derived from the audited financial statements included on the Companys 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

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

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are normal and recurring in nature and necessary for a fair presentation of the financial condition as of June 30, 2002 and results of operations for the three and six month periods ended June 30, 2002 and June 30, 2001, but are not necessarily indicative of the results which may be expected for the entire year.

(2)  Principles of Consolidation

         The accompanying unaudited condensed consolidated financial statements include the accounts of North Bancshares, Inc. (the "Company"), its wholly-owned subsidiary, North Federal Savings Bank (the "Bank"), and the Bank's subsidiary North Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3) Stock Awards

         On January 1, 2002, the Company granted 5,000 stock awards to certain officers of the company under the Company's recognition and retention plan
(RRP). These awards vest over a five-year period. The unamortized cost of awards not yet earned (vested) is reported as a reduction of stockholders' equity.

(4)  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                        For the three months          For the six months
                                                            ended June 30,               ended June 30,

(In thousands, except share data)                         2002           2001          2002           2001
----------------------------------------------------------------------------------------------------------
Numerator:
Net Income                                               $133            110           290            243
Denominator:
 Basic earnings per share-weighted average
  shares outstanding                                 1,148,605      1,139,347     1,150,732      1,146,620
 Effect of dilutive stock options outstanding(1)        15,754         12,971        15,459         11,959
 Diluted earnings per share-adjusted weighted
  average shares outstanding                         1,164,359      1,152,318     1,166,191      1,158,579
Basic earnings per share                                   .11            .10           .25            .21
Diluted earnings per share                                 .11            .10           .25            .21
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

(1) Only options where the exercise price is below the current market price are included in calculating diluted earnings per share. Stock awards were not considered in the computation of diluted earnings per share because the effects of the assumed exercise would have been anti-dilutive.

(5) Comprehensive income (loss)

         The Company's comprehensive income includes net income and other comprehensive income (loss) comprised of unrealized gains or losses on securities available for sale, net of tax effect, which are also recognized as separate components of equity.

(6) Stock Repurchase Program

         On April 18, 2002, the Company announced the completion of a stock repurchase program. The Company repurchased 50,000 shares or approximately 4.2% of the outstanding shares of the Company at an average cost of $10.67 per share. On the same day the Company announced another stock repurchase program that amounts to 50,000 shares or approximately 4.3% of the outstanding shares. The Company intends to repurchase shares in open market transactions or in privately negotiated transactions until the program is complete. At June 30, 2002, 911 shares had been repurchased under the new program at an average cost of $12.62 per share. Management continues to believe that stock repurchase programs provide enhanced value to both the Company and its stockholders.

(7) Dividend Declaration

         On April 15, 2002, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, which was paid on May 15, 2002 to stockholders of record on May 1, 2002. On July 16, 2002, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, to be paid on August 15, 2002 to stockholders of record on August 1, 2002.

(8) Commitments and Contingencies

         At June 30, 2002, the Bank had outstanding applications and commitments to originate loans in the amount of $4.6 million and unused lines of credit totaling $10.0 million. The Bank leases a branch office in Wilmette, Illinois. Monthly rent and maintenance and tax payments amount to $2,358.00 per month. The Bank has signed a lease for a new branch facility in a yet to be constructed shopping center in the Humbolt Park neighborhood of Chicago. The office will be approximately 2,000 square feet and will include a drive thru facility. The lease has an initial ten year term with an approximate first year cost of $50,000.

         The following tables disclose contractual obligations and commercial commitments of the Company as of June 30, 2002:

                                                         Less Than                                  After
                                           Total         1 Year        1 - 3 Years    4 - 5 Years   5 Years
                                           -----         ------        -----------    -----------   -------
FHLB advances                              $34,250       6,750           9,500          2,000        16,000
-----------------------------------------------------------------------------------------------------------
Total contractual cash obligations         $34,250       6,750           9,500          2,000        16,000
===========================================================================================================

                                           Total
                                           Amounts       Less Than                                  Over
                                           Committed     1 Year        1 - 3 Years    4 - 5 Years   5 Years
                                           -----------   ------        -----------    -----------   -------

Lines of credit (1)                        $10,054       $  439        $1,324          $8,291            $0
Other commercial commitments (1)             1,618        1,618             0               0             0
-----------------------------------------------------------------------------------------------------------
Total commercial commitments               $11,672       $2,057        $1,324          $8,291            $0
===========================================================================================================

(1) Represents amounts committed to customers.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The primary business of the Company is that of an independent community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public, obtains brokered deposits or borrows funds and uses such funds to originate or acquire one-to-four family residential mortgages, loans secured by small apartment buildings or mixed use properties, equity lines of credit secured by real estate and commercial real estate loans. The Company also invests in U.S. Government and agency securities, mutual funds that invest in U.S. Government securities, federal agency mortgage-backed securities, investment grade securities, common stocks of other financial institutions and money market accounts.

         The Company's consolidated results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest paid on deposits and other borrowings less loan loss provisions and to a lesser degree on non-interest income less non- interest expense and income taxes. The Company's operating expenses consist principally of employee compensation and benefits, occupancy expenses, and other non-interest expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

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

         The OTS requires the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At June 30, 2002, the Bank's liquidity ratio was 20.6% compared with 12.4% for the quarter ended June 30, 2001. The increase in liquidity was primarily due to funds allocated for loan closings, net deposit inflows and proceeds from securities that were called prior to their maturity that have not been reinvested into loans or longer term securities available for sale.

         Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets and a risk-based capital standard expressed as a percentage of risk-adjusted assets. At June 30, 2002, the Bank exceeded all of its regulatory capital requirements. At such date, the Bank's core capital, tier 1 capital and risk-based capital of $13.0 million, $13.0 million and $13.3 million, respectively, exceeded the applicable minimum requirements by $7.3 million or 5.1%, $6.9 million or 9.1%, and $7.2 million or 9.6%, respectively.

         Certificates of deposit scheduled to mature in one year or less at June 30, 2002, totaled approximately $27.8 million. Management believes, based on its ability to adjust rates on those accounts to market levels, that a significant portion of such deposits will remain with the Company. The Company will continue to focus on shifting its liability mix from higher cost certificates of deposit to lower cost transaction accounts that do not earn interest and produce fee income. The Company will continue to use retail and brokered certificates of deposit as alternate funding sources.


Changes In Financial Condition

         Total assets increased by $6.5 million and amounted to $143.3 million at June 30, 2002 from $136.8 million at December 31, 2001. The increase was primarily attributable to a $9.0 million increase in investment securities available for sale and a $2.3 million increase in net loans receivable partially offset by a $6.1 million decrease in cash and cash equivalents.

         Cash and cash equivalents decreased by $6.1 million to $13.6 million at June 30, 2002 compared with $19.7 million at December 31, 2001. The decrease was due primarily to a $7.4 million decrease in federal funds sold. These funds were reinvested into higher-yielding securities available for sale and loans.

         Net loans receivable totaled $95.7 million at June 30, 2002 compared with $93.4 million at December 31, 2001. The Bank originated $24.1 million in loans during the six months ended June 30, 2002 and recorded $20.2 million in repayments and $1.7 million in loan sales compared with $15.3 million in originations, $13.3 in repayments and $900,000 in loan sales during the six months ended June 30, 2001. At June 30, 2002, the Bank had $4.6 million in loan applications pending approval or closing and $10.0 in unused lines of credit. The company added $10,000 to the allowance for loan losses during the quarter compared with $7,000 during the quarter ended June 30, 2001. The increased provision was primarily due to increased commercial real estate and consumer lending activity. The total allowance for loan losses amounted to $326,000 or 0.34% of loans receivable at June 30, 2002 compared with $298,000 at December 31, 2001, which amounted to 0.32% of loans receivable. There were no loans delinquent 60 days or more at June 30, 2002.

         Total deposits increased by $4.0 million and amounted to $91.4 million at June 30, 2002 compared with $87.4 million at December 31, 2001. The increase was primarily attributable to a $2.2 million increase in money market deposit accounts along with a $900,000 increase in certificates of deposit. The weighted average cost of deposits for the three months ended June 30, 2002 decreased to 3.25% from 4.46% at June 30, 2001.

         Borrowed funds increased by $2.5 million and amounted to $34.3 million at June 30, 2002 compared with $31.8 million at December 31, 2001. The increase was attributable to the use of short-term borrowings to fund short-term commercial real estate lending which resulted in an interest rate spread that exceeded the Company's current average interest rate spread.

         Stockholders' equity was $13.7 million at June 30, 2002 compared with $13.5 million at December 31, 2001. There was a $134,000 improvement in other comprehensive income (loss) which was partially offset by the purchase of 8,743 shares of Treasury stock totaling $108,000. Retained earnings increased by net income of $290,000 which was partially offset by $256,000 in dividend payments. Book value increased to $11.83 at June 30, 2002 compared with $11.66 at December 31, 2001.

Average Balance Sheet

         The following table presents certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yield. Average yields and costs for the three and six month period presented are annualized for presentation purposes.

                                         Three Months Ended June 30,                     Six Months Ended June 30,

                                         2002                   2001                    2002                    2001
                               -----------------------------------------------------------------------------------------------
                                     InteresAverage         InteresAverage         InterestAverage         InterestAverage
                                Average  Earned\Yield\  Average Earned\Yield\  Average Earned\ Yield\  Average Earned\ Yield\
                                Balance   Paid   Cost   Balance  Paid   Cost   Balance   Paid   Cost   Balance   Paid   Cost
                               -----------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
                                                -------------------------------------------------------------


Interest-earnings assets:
 Loans receivable(1)            $94,990  $1,690   7.12% $90,800   $1,696   7.47% $94,107 $3,409 7.24% $90,397 $3,403  7.53%
 Securities available for sale   30,744     359   4.67   30,439      479   6.29   27,609    662 4.80   31,023    976  6.29
 Federal funds sold and
  interest-earning deposits       9,296      84   3.61   13,161      159   4.83   12,037    176 2.92   12,353    330  5.34
----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets    135,030  2,133   6.31   34,400    2,334   6.91   33,753  4,247 6.31   33,773  4,709  7.04
Non-interest-earning assets        4,153                  3,021                    3,873                3,024
----------------------------------------------------------------------------------------------------------------------------
Total Assets                    $139,183               $137,421                 $137,626              $136,797
----------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  MMDA & NOW accounts             27,804    149   2.14   25,194      218   3.46   27,206     296 2.18   24,706   464  3.76
  Passbook accounts               12,162     54   1.78   12,191       83   2.72   12,060     113 1.87   12,254   167  2.73
  Certificate accounts            44,626    484   4.34   42,072      586   5.57   44,688     998 4.47   41,701 1,178  5.65
  Borrowed funds                  33,500    443   5.29   38,850      557   5.73   32,750     869 5.31   39,268 1,137  5.79
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                     118,092  1,130   3.81   18,307    1,444   4.81   16,704   2,276 3.91   17,929 2,946  5.00
Non-interest bearing deposits      4,304                  3,056                    4,327                 3,065
Other liabilities                  3,274                  3,287                    3,079                 2,979
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                125,670                124,650                  124,110               123,973
Stockholders' equity              13,513                 12,771                   13,516                12,824
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity           $139,183               $137,421                 $137,626              $136,797
----------------------------------------------------------------------------------------------------------------------------
Net interest income/interest
 rate spread (2)                          1,003  2.49%               890   2.07%          2,276  2.45%          1,763  2.04%
-----------------------------------------------------------------------------------------------------------------------------
Net earning assets/net interest
  margin (3)                     $16,938          2.97% $16,093            2.65% $17,049         2.95% $15,844         2.64%
-----------------------------------------------------------------------------------------------------------------------------
Percentage of interest-earning
 assets to interest-bearing
 liabilities                             114.34%                 113.60%                 114.61%               113.44%
-----------------------------------------------------------------------------------------------------------------------------

1. Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.
2. Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
3. Net interest margin represents net interest income divided by average interest-earning assets.


Comparison Of Operating Results For The Three Months Ended June 30, 2002 And June 30, 2001

         General. Net income increased by $23,000 and amounted to $133,000 for the three months ended June 30, 2002 from $110,000 for the three months ended June 30, 2001. Basic and diluted earnings per share increased to $.12 and $.11 respectively for the three months ended June 30, 2002 from $.10 for both basic and diluted earnings per share for the three months ended June 30, 2001. The increase in net income and earnings per share was primarily related to a $110,000 increase in net interest income after provision for loan losses, partially offset by a $93,000 increase in non-interest expense.

         Interest Income. Interest income decreased by $201,000 and amounted to $2.1 million for the three months ended June 30, 2002 from $2.3 million for the three months ended June 30, 2001. There was a decrease in the annualized yield on average interest-earning assets to 6.32% for the three months ended June

30, 2002 from 6.95% for the three months ended June 30, 2001. The decrease was primarily attributable to the decline in interest rates that occurred during 2001.

         Interest Expense. Interest expense decreased $314,000 and amounted to $1.1 million for the three months ended June 30, 2002 from $1.4 million for the three months ended June 30, 2001. The annualized average cost of interest-bearing liabilities decreased to 3.83% for the three months ended June 30, 2002 from 4.88% for the three months ended June 30, 2001. The decrease was due primarily to a decrease in the average cost of certificates of deposit from 5.57% for the three months ended June 30, 2001 to 4.34% for the three months ended June 30, 2002. There were also decreases in the cost of all other categories of interest-bearing liabilities, primarily attributable to the decline in interest rates that occurred during the year 2001.

         Provision For Loan Losses. The Company added $10,700 to its allowance for loan losses for the quarter ended June 30, 2002 compared with $7,000 for the quarter ended June 30, 2001. The increase is primarily attributable to an increase in the amount of commercial real estate and consumer loans in the loan portfolio, which by their nature generally experience higher rates of losses than single family loans. The allowance for loan losses was $326,000 at June 30, 2002 and amounted to .34% of loans receivable compared with $273,000 at June 30, 2001 and .30% of loans receivable. Their were no loans delinquent 60 days or more at June 30, 2002. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward allowance levels and inflation.

         On a quarterly basis, management of the Bank meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks allowance for losses on loans. Such agencies may require the bank to provide additions to the allowance based upon judgements which differ from those of management.Although management believes the allowance for loan losses was at a level to absorb probable incurred losses on existing loans at June 30, 2002, there can be no assurance that such losses will not exceed estimated amounts.

         Non-Interest Income. Non-interest income increased by $18,000 and amounted to $113,000 for the three months ended June 30, 2002 compared with $95,000 for the three months ended June 30, 2001. The increase was primarily attributable to a $20,000 increase in gain on the sale of investment securities available for sale.

         Non-Interest Expense. Non-interest expense increased by $93,000 to $888,000 for the quarter ended June 30, 2002 compared with $795,000 for the quarter ended June 30, 2001. The increase was primarily attributable to a $78,000 increase in other non-interest expense and professional fees. The increase in other non-interest expense was primarily related to an increased volume of equity lines of credit and the related up- front costs. The increase in professional fees is primarily due to an on-going lawsuit and professional fees related to a new branch location. Management does not expect the lawsuit to have a material effect on the Company's consolidated financial position or results of operation.

         Income Tax Expense. Income tax expense increased by $12,000 and amounted to $85,000 for the three months ended June 30, 2002 from $73,000 for the three months ended June 30, 2001. The increase in expense was primarily related to an increase in pretax income.

Comparison Of Operating Results For The Six Months Ended June 30, 2002 And June 30, 2001

         General. Net income increased by $47,000 and amounted to $290,000 for the six months ended June 30, 2002 compared with $243,000 for the six months ended June 30, 2001. Basic and diluted earnings per share increased by $.04 and amounted to $.25 for the six months ended June 30, 2002 compared with $.21 per share for the six months ended June 30, 2001. The increase was primarily attributable to a $191,000 increase in net interest income after provision for loan losses partially offset by a $116,000 increase in non-interest expenses.

         Interest Income. Interest income decreased by $462,000 and amounted to $4.2 million for the six months ended June 30, 2002 compared with $4.7 million for the six months ended June 30, 2001. The decrease was primarily attributable to an decrease in the annualized yield on average interest-earning assets to 6.35% for the six months ended June 30, 2002 from 7.04% for the six months ended June 30, 2001. The decrease in the annualized yield was primarily attributable to a decline in market rates that occurred in 2001.

         Interest Expense. Interest expense decreased $670,000 and amounted to $2.3 million for the six months ended June 30, 2002 compared with $2.9 million for the six months ended June 30, 2001. The decrease was primarily attributable to a decrease in the average cost of interest-bearing liabilities to 3.90% for the six months ended June 30, 2002 from 5.00% for the six months ended June 30, 2001 due primarily to a decrease in the average cost of certificates of deposit.

         Provision For Loan Losses. The Company added $28,000 to its allowance for loan losses for the six months ended June 30, 2002 compared with $11,000 for the six months ended June 30, 2001. The increase is primarily attributable to an increase in the amount of commercial real estate and consumer loans in the loan portfolio, which by their nature generally experience higher rates of losses than single family loans. The allowance for loan losses was $326,000 at June 30, 2002 and amounted to .34% of loans receivable compared with $273,000 at June 30, 2001 and .30% of loans receivable. Their were no loans delinquent 60 days or more at June 30, 2002. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward allowance levels and inflation.

         On a quarterly basis, management of the Bank meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks allowance for losses on loans. Such agencies may require the bank to provide additions to the allowance based upon judgements which differ from those of management.Although management believes the allowance for loan losses was at a level to absorb probable incurred losses on existing loans at June 30, 2002, there can be no assurance that such losses will not exceed estimated amounts.

         Non-Interest Income. Non-interest income decreased $15,000 and amounted to $198,000 for the six months ended June 30, 2002 compared with $213,000 for the six months ended June 30, 2001. The decrease was primarily attributable to a $19,000 decrease in gain on the sale of mortgage loans held for sale.

         Non-Interest Expense. Non-interest expense increased $116,000 and amounted to $1.7 million for the six months ended June 30, 2002 compared with $1.6 million for the six months ended June 30, 2001. The increase was primarily attributable to a $77,000 increase in other non-interest expense and a $49,000 increase in professional fees partially offset by a $22,000 decrease in occupancy expense. The increase in other non-interest expense is primarily related to an increase in home equity lending and up front cost associated with this type of lending. The increase in professional fees is primarily related to an on-going lawsuit and professional fees related to a new branch location. Management does not expect the lawsuit to have a material effect on the Company's consolidated financial position or results of operations.

         Income Tax Expense. Income tax expense increased $13,000 and amounted to $170,000 for the six months ended June 30, 2002 compared with $157,000 for the six months ended June 30, 2001. The increase was primarily attributable to an increase in pre-tax income.

ITEM 3. NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2002, the Company adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Company was not material.

         A new accounting standard dealing with asset retirement obligations will apply for 2003. The Company does not believe this standard will have a material effect on its financial position or results of operations.

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

         None

Item 3. Defaults Upon Senior Debt

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         On April 26, 2002, the annual meeting of stockholders was held. At the meeting, Elmer L. Hass, Robert H. Rusher and Frank J. Donati were elected to serve as directors with terms expiring in 2005. Continuing on as directors were James L. Ferstel and Gregory W. Rose, whose terms will expire in 2003 and Mary Ann Hass and Joseph A. Graber whose terms will expire in 2004. In addition, the stockholders ratified the appointment of Crowe, Chizek and Company LLP as the Company's independent auditors for the fiscal year ending December 31, 2002.

         The voting on each item presented at the annual meeting was as follows:

         Election of Directors           For           Withheld
         ---------------------           ---           --------
         Elmer L. Hass                   938,102       133,113
         Robert H. Rusher                940,802       130,413
         Frank J. Donati                 942,174       129,041

         Ratification of the
         appointment of Crowe, Chizek
         and Company LLP as the
         Company's auditors for the                                    Broker
         fiscal year ending              For        Against   Abstain  Non-votes
         December 31, 2002               ---        -------   -------  ---------
                                         1,047,525   20,667    3,023    None

Item 5. Other Information

         None


Item 6. Exhibits and Reports on Form 8-K
         (A) Form 8-K dated April 15, 2002, Registrant issued a press release dated April 15, 2002 regarding first quarter 2002 earnings and the declaration of a regular quarterly dividend.

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



Date   August 5, 2002                      /S/ Joseph A. Graber
    ---------------------                  --------------------------
                                           Joseph A. Graber
                                           President and Chief Executive Officer




Date   August 5, 2002                      /S/ Martin W. Trofimuk
    ---------------------                  --------------------------
                                           Martin W. Trofimuk
                                           Vice President and Treasurer