Form 10QSB/A
period 2002-06-30
NORTH BANCSHARES INC
filed 2002-08-14
CIK 912623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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



Date   August 13, 2002                     /S/ Joseph A. Graber
    ---------------------                  --------------------------
                                           Joseph A. Graber
                                           President and Chief Executive Officer




Date   August 13, 2002                     /S/ Martin W. Trofimuk
    ---------------------                  --------------------------
                                           Martin W. Trofimuk
                                           Vice President and Treasurer

                             CERTIFICATION


        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of North Bancshares, Inc. (the Company) that the Quarterly Report of the Company on Form 10-QSB for the quarterly period ended June 30, 2002 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.



Dated: August 13, 2002                    /S/ Joseph A. Graber
       ----------------------             -------------------------------
                                          Joseph A. Graber
                                          President and Chief Executive Officer



Dated: August 13, 2002                    /S/ Martin W. Trofimuk
       ----------------------             -------------------------------
                                          Martin W. Trofimuk
                                          Vice President, Treasurer and
                                          Chief Financial Officer