Form 10QSB
period 2002-09-30
NORTH BANCSHARES INC
filed 2002-10-31
CIK 912623

U.S. SECURITIES AND EXCHANGE COMMISSION
------------------------------------------------------------------------------
                              WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002


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

                      Yes (X)                   No ( )


      As of October 15, 2002, there were 1,138,029 outstanding shares of the Registrant's Common Stock.

      Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

                              NORTH BANCSHARES, INC.

                                Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)

         Item 1.  Condensed Consolidated Financial Statements                3
                  Notes to Condensed Consolidated Financial Statements       7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        9

         Item 3.  Controls and Procedures                                   13


Part II - OTHER INFORMATION

         Item 1. Legal Proceedings                                          14

         Item 2. Changes in Securities                                      14

         Item 3. Defaults Upon Senior Securities                            14

         Item 4. Submission of Matters to a Vote of Security Holders        14

         Item 5. Other Information                                          14

         Item 6. Exhibits and Reports on Form 8-K                           14


FORM 10-QSB SIGNATURE PAGE                                                  15

CERTIFICATION                                                               16

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                       NORTH BANCSHARES, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                                            (UNAUDITED)

ASSETS                                                       SEPTEMBER 30, 2002  DECEMBER 31, 2001
Cash and due from Banks                                               $ 1,702           1,497
Interest-bearing deposits                                               2,888           2,446
Federal funds sold                                                      7,778          14,697
Investment in dollar denominated mutual funds                             319           1,098
---------------------------------------------------------------------------------------------
TOTAL CASH AND CASH EQUIVALENTS                                        12,687          19,738
Securities available for sale                                          28,102          18,753
Stock in Federal Home Loan Bank of Chicago                              3,891           2,770
Loans receivable, net of allowance for loan losses of $326 at
    September 30, 2002 and $298 at December 31, 2001                   92,576          93,425
Accrued interest receivable                                               661             725
Premises and equipment, net                                               861             743
Other assets                                                              786             607
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          139,564         136,761
---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------
Deposits
   Interest-bearing                                                    84,855          82,964
   Non-interest-bearing                                                 4,667           4,484
Borrowed Funds                                                         31,750          31,750
Advance payments by borrowers for taxes and insurance                   1,444             770
Amounts due to broker                                                     237           1,000
Accrued interest payable and other liabilities                          2,819           2,300
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     125,772         123,268
---------------------------------------------------------------------------------------------

Preferred stock, $.01 par value. Authorized 500,000 shares;
  none outstanding                                                          -               -
Common stock, $.01 par value. Authorized 3,500,000 shares;
  issued 1,914,075; outstanding 1,138,029 at September 30, 2002
  and 1,156,774 at  December 31, 2001                                      19              19
Additional paid in capital                                             13,265          13,251
Retained earnings, substantially restricted                            12,077          11,928
Treasury stock, at cost (776,046 shares at September 30, 2002
  and 757,301 shares at December 31, 2001)                            (11,745)        (11,552)
Accumulated other comprehensive income (loss)                             259             (42)
Unearned stock awards                                                     (55)              -
Common stock acquired by Employee Stock Ownership Plan                    (28)           (111)
---------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                             13,792          13,493
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $139,564         136,761
---------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.


                                                      NORTH BANCSHARES, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                             SEPT 30,                SEPT 30,
                                                                        2002         2001       2002         2001

INTEREST INCOME:
Loans receivable                                                      $1,688         1,729      5,097        5,132
Interest-bearing deposits and federal funds sold                          42           120        136          366
Securities available for sale                                            369           468      1,031        1,444
Dividend on FHLB stock and other interest income                          50            49        132          133
------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                                  2,149         2,366      6,396        7,075
--------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposit accounts                                                         656           877      2,063        2,686
Borrowed funds                                                           442           558      1,311        1,695
------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                 1,098         1,435      3,374        4,381
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                   1,051           931      3,022        2,694
PROVISION FOR LOAN LOSSES                                                  -            11         28           22
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    1,051           920      2,994        2,672
------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Gain on sale of securities available for sale                             98             -        118           11
Gain on sale of mortgage loans held for sale                              16             3         41           47
Service charges and other non-interest income                             88            83        241          241
------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                                202            86        400          299
------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Compensation and benefits                                                476           453      1,372        1,353
Occupancy expense                                                        110           110        336          358
Professional fees                                                         56            37        176          108
Data processing                                                           66            49        190          153
Advertising and promotion                                                 18            50         73          109
Other non-interest expense                                               120            99        380          282
------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                               846           798      2,527        2,363
------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                               407           208        867          608
INCOME TAX EXPENSE                                                       165            80        335          237
------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $242           128        532          371
------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                                   $.21           .11        .46          .32
Diluted                                                                 $.21           .11        .46          .32
------------------------------------------------------------------------------------------------------------------
AVERAGE SHARES OUTSTANDING:
Basic                                                              1,150,321     1,141,148  1,152,765    1,147,113
Diluted                                                            1,170,468     1,157,293  1,168,263    1,164,736
------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                    $409           679        833        1,029
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.


                                                         NORTH BANCSHARES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
                                                NINE MONTHS ENDED SEPT 30, 2001 AND 2002
                                                               (UNAUDITED)

                                                                                       Accumulated             Common
                                                      Additional                       other         Unearned  stock
                                             Common   paid in     Retained   Treasury  comprehensive stock     acquired
                                             Stock    capital     earnings   stock     income (loss) Awards    by ESOP   Total
Balance at December 31, 2000                 $19      13,242      11,955     (11,316)    (895)          -      (222)     12,783
 Net income                                    -           -         371            -       -           -         -         371
 Change in accumulated other
  comprehensive income (loss)                  -           -           -            -     658           -         -         658
-------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                     -           -           -            -       -          -         -       1,029
ESOP shares earned                             -          41           -            -       -          -        83         124
Purchase of treasury stock, 29,479 shares      -           -           -         (318)      -          -         -        (318)
Cash dividend ($.33 per share)                 -           -        (385)           -       -          -         -        (385)
Options exercised and reissuance of
  treasury stock, 6,000 shares                 -         (43)          -           92       -          -         -          49
-------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                 19      13,240      11,941      (11,542)   (237)         -      (139)     13,282
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                  19      13,251      11,928      (11,552)    (42)         -      (111)     13,493
 Net income                                    -           -         532            -       -          -         -         532
 Change in accumulated other
  comprehensive income (loss)                  -           -           -            -     301          -         -         301
-------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                     -           -           -            -       -          -         -         833
ESOP shares earned                             -          57           -            -       -          -        83         140
Stock awards earned                            -           -           -            -       -         10         -          10
Issuance of stock awards-5,000 shares          -         (11)          -           76       -        (65)        -          --
Purchase of treasury stock, 28,745 shares      -           -           -         (345)      -          -         -        (345)
Cash dividend ($.33 per share)                 -           -        (383)           -       -          -         -        (383)
Options exercised and reissuance of
 treasury stock, 5,000 shares                  -         (32)          -           76       -          -         -          44
-------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                $19      13,265      12,077      (11,745)    259        (55)      (28)     13,792
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.


                                                         NORTH BANCSHARES, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                             (IN THOUSANDS)
                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                     2002          2001
Cash flows from operating activities:
Net Income                                                                          $ 532          $371
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                     86            68
     Provision for loan losses                                                         28            22
     Deferred loan fees, net of amortization                                          (14)           35
     Amortization of premiums and discounts, net                                       62           (21)
     ESOP and stock awards expense                                                    150           124
     FHLB stock dividend                                                             (121)         (115)
     Gain on sale of loans held for sale                                              (41)          (47)
     Gain on sale of securities available for sale                                   (118)          (11)
     Net changes in loans held for sale                                                41            47
     Net change in accrued interest receivable                                         64           151
     Other assets, net                                                               (179)          301
     Other liabilities, net                                                           301           973
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                   791         1,898
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Maturities, repayments and calls of securities available for sale                 6,498         4,451
  Purchase of securities available for sale                                       (22,300)         (986)
  Proceeds from sales of securities available for sale                              6,265           924
  Loan originations and repayments, net                                               835        (1,128)
  Purchase of Federal Home Loan Bank stock                                         (1,000)         (707)
  Purchase of premises and equipment                                                 (204)           (4)
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                (9,906)        2,550
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in deposit accounts                                                    2,074         4,370
  Proceeds from borrowed funds                                                      2,500        15,000
  Repayments of borrowed funds                                                     (2,500)      (14,100)
  Net change in advance payments by borrowers for taxes and insurance                 674           392
  Payment of common stock dividends                                                  (383)         (385)
  Proceeds from stock options exercised                                                44            49
  Purchase of treasury stock                                                         (345)         (318)
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                 2,064         5,008
-------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                               (7,051)        9,456
Cash and cash equivalents at beginning of period                                   19,738         9,084
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $12,687       $18,540
-------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash payments during the period for:
  Interest                                                                         $2,644        $3,520
  Taxes                                                                               289           460
-------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10KSB filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet presented herein has been derived from the audited financial statements included on the Company's 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

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

         In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments which are normal and recurring in nature and necessary for a fair presentation of the financial condition as of September 30, 2002 and results of operations for the three and nine month periods ended September 30, 2002 and September 30, 2001, but are not necessarily indicative of the results which may be expected for the entire year.

(2)  Principles of Consolidation

         The accompanying unaudited condensed consolidated financial statements include the accounts of North Bancshares, Inc. (the "Company"), its wholly-owned subsidiary, North Federal Savings Bank (the "Bank"), and the Bank's subsidiary North Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3) Stock Awards

         On January 1, 2002, the Company granted 5,000 stock awards to certain officers of the company under the Company's recognition and retention plan
(RRP). These awards vest over a five-year period. The unamortized cost of awards not yet earned is reported as a reduction of stockholders' equity.

(4)  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                       For the three months          For the nine months
                                                           ended Sept 30,               ended Sept 30,

(In thousands, except share data)                       2002           2001            2002           2001
-----------------------------------------------------------------------------------------------------------
Numerator:
Net Income                                              $242            128             532            371
Denominator:
Basic earnings per share-weighted average
 shares outstanding                                1,150,321      1,141,148       1,152,765      1,147,113
Effect of dilutive stock options and awards
outstanding(1)                                        20,147         16,145          15,498         17,623
Diluted earnings per share-adjusted weighted
average shares outstanding                         1,170,468      1,157,293       1,168,263      1,164,736
Basic earnings per share                                 .21            .11             .46            .32
Diluted earnings per share                               .21            .11             .46            .32
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

         (1) Only options where the exercise price is below the current market price are included in calculating diluted earnings per share. Stock awards were only considered in the computation of diluted earnings per share for the three months ended September 30, 2002 because the effects of the assumed exercise would have been anti-dilutive in the other periods presented.

(5) Comprehensive income (loss)

         The Company's comprehensive income includes net income and other comprehensive income (loss) comprised of unrealized gains or losses on securities available for sale, net of tax effect, which are also recognized as separate components of equity.

(6) Stock Repurchase Program

         On April 18, 2002, the Company announced the completion of a stock repurchase program. The Company repurchased 50,000 shares or approximately 4.2% of the outstanding shares of the Company at an average cost of $10.67 per share. On the same day the Company announced another stock repurchase program that amounts to 50,000 shares or approximately 4.3% of the outstanding shares. The Company intends to repurchase shares in open market transactions or in privately negotiated transactions until the program is complete. At September 30, 2002, 20,913 shares had been repurchased under the new program at an average cost of $11.88 per share. Management continues to believe that stock repurchase programs provide enhanced value to both the Company and its stockholders.

(7) Dividend Declaration

         On July 16, 2002, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, which was paid on August 15, 2002 to stockholders of record on August 1, 2002. On October 15, 2002, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, to be paid on November 15, 2002 to stockholders of record on November 1, 2002.

(8) Commitments and Contingencies

         At September 30, 2002, the Bank had outstanding commitments to originate loans in the amount of $2.7 million and unused lines of credit totaling $8.5 million. The Bank leases a branch office in Wilmette, Illinois. Monthly rent and maintenance and tax payments amount to $2,358 per month. The Bank has signed a lease for a free standing branch facility in a yet to be constructed shopping center in the Humbolt Park neighborhood of Chicago. The office will be approximately 2,000 square feet and will include a drive thru facility. The lease has an initial ten year term with an average annual cost of $56,900. Occupancy is expected to be May 2003.

         The following tables disclose contractual obligations and commercial commitments of the Company as of September 30, 2002:

                                                             Less Than                                      Over
                                               Total          1 Year        1 - 3 Years    4 -5 Years      5 Years
                                               -----          ------        -----------    ----------      -------
FHLB advances                                $31,750           4,250           9,500          2,000         16,000
------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations           $31,750           4,250           9,500          2,000         16,000
==================================================================================================================

                                              Total
                                              Amounts        Less Than                                   Over
                                              Committed       1 Year        1 - 3 Years   4 - 5 Years    5 - Years
                                              ---------       ------        -----------   -----------    ---------

Lines of credit                                $8,483           $293           $530          $7,580           $0
Other commercial commitments (1)                  935          1,015              0               0            0
----------------------------------------------------------------------------------------------------------------
Total commercial commitments                   $9,418         $1,308           $530          $7,580           $0
================================================================================================================

(1) Amounts primarily represent unfunded construction loans.

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

         The OTS requires the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At September 30, 2002, the Bank's liquidity ratio was 15.4% compared with 15.2% for the quarter ended September 30, 2001.
         Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets and a risk-based capital standard expressed as a percentage of risk-adjusted assets. At September 30, 2002, the Bank exceeded all of its regulatory capital requirements. At such date, the Bank's core capital, tier 1 capital and risk-based capital of $13.1 million, $13.1 million and $13.5 million, respectively, exceeded the applicable minimum requirements by $7.6 million or 5.5%, $7.6 million or 5.5%, and $7.7 million or 10.2%, respectively.

         Certificates of deposit scheduled to mature in one year or less at September 30, 2002, totaled approximately $15.3 million. Management believes, based on its ability to adjust rates on those accounts to market levels, that a significant portion of such deposits will remain with the Company. The Company will continue to focus on shifting its liability mix from higher cost certificates of deposit to lower cost transaction accounts that do not earn interest and produce fee income. The Company will continue to use retail and brokered certificates of deposit as alternate funding sources.


Changes In Financial Condition

         Total assets increased by $2.8 million and amounted to $139.6 million at September 30, 2002 from $136.8 million at December 31, 2001. The increase was primarily attributable to a $9.3 million increase in securities available for sale partially offset by a $7.0 million decrease in cash and cash equivalents.

         Cash and cash equivalents decreased by $7.0 million to $12.7 million at September 30, 2002 compared with $19.7 million at December 31, 2001. The decrease was due primarily to a $6.9 million decrease in federal funds sold. These funds were reinvested into higher-yielding mortgage=backed securities available for sale.

         Net loans receivable totaled $92.6 million at September 30, 2002 compared with $93.4 million at December 31, 2001. The Bank originated $32.4 million in loans during the nine months ended September 30, 2002 and recorded $31.1 million in repayments and $2.1 million in loan sales compared with $21.1 million in originations, $19.0 in repayments and $1.1 million in loan sales during the nine months ended September 30, 2001. Equity lines of credit, that adjust to the prime rate, have increased by $5.0 million from $5.5 million at December 31, 2001 to $10.5 million at September 30, 2002. At September 30, 2002, the Bank had $2.7 million in oputstanding loan commitments and $8.5 million in unused lines of credit. The total allowance for loan losses amounted to $326,000 or 0.35% of loans receivable at September 30, 2002 compared with $298,000 at December 31, 2001, which amounted to 0.32% of loans receivable. The increase in the allowance was primarily related to an increase in commercial real estate loans and consumer loans in the portfolio. There were two loans delinquent 60 days or more at September 30, 2002 totaling approximately $83,000. One of the loans in the amount of $68,000 was brought currenton October 1, 2002.

         Total deposits increased by $2.1 million and amounted to $89.5 million at September 30, 2002 compared with $87.4 million at December 31, 2001. The increase was primarily attributable to a $1.1 million increase in money market deposit accounts along with a $600,000 increase in passbook accounts. The weighted average cost of deposits for the three months ended September 30, 2002 decreased to 3.05% from 4.32% for the three months ended September 30, 2001.

         Stockholders' equity was $13.8 million at September 30, 2002 compared with $13.5 million at December 31, 2001. There was a $301,000 improvement in other comprehensive income (loss) which was partially offset by a $193,000 increase in treasury stock resulting from stock repurchases totaling 28,745 shares and a $55,000 increase in unearned stock awards. Retained earnings increased by net income of $532,000 which was partially offset by $383,000 in dividend payments. Book value per share increased to $12.12 at September 30, 2002 compared with $11.66 at December 31, 2001.

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

                                       Three Months Ended September 30,                   Nine Months Ended September 30,

                                         2002                     2001                      2002                    2001
                               -----------------------------------------------------------------------------------------------------
                                         Interest Average         Interest Average         Interest Average         Interest Average
                                Average  Earned\  Yield\  Average Earned\  Yield\  Average Earned\  Yield\  Average Earned\  Yield\
                                Balance   Paid    Cost    Balance Paid     Cost    Balance  Paid    Cost    Balance  Paid    Cost
                               -----------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
                                                  -------------------------------------------------------------

Interest-earnings assets:
  Loans receivable(1)            $94,053 $1,688  7.17%   $91,572  $1,729  7.55%   $93,928  $5,097   7.23%  $90,620  $5,132    7.55%
  Securities available for sale   32,716    419  5.14     32,289     517  6.40     29,228   1,163   5.31    32,924   1,577    6.39
  Federal funds sold and
   interest-earning deposits      10,545     42  1.59     13,259     120  3.62     11,499     136   1.58    11,194     366    4.36
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets    137,314  2,149  6.26     37,120   2,366  6.90     34,655   6,396   6.33   134,738   7,075    7.00
Non-interest-earning assets        4,501                   3,405                    3,248                    3,248
-----------------------------------------------------------------------------------------------------------------------------------
Total Assets                    $141,815                $140,525                 $137,903                 $137,986
-----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  MMDA & NOW accounts             28,300    119  1.68     25,679     196  3.05     27,514     415   2.01    24,981     660    3.52
  Passbook accounts               12,223     48  1.57     12,219      85  2.78     12,118     161   1.77    12,256     251    2.73
  Certificate accounts            45,490    488  4.29     43,316     596  5.50     44,882   1,487   4.42    42,176   1,775    5.61
  Borrowed funds                  33,000    443  5.37     39,100     558  5.71     32,700   1,311   5.35    39,220   1,695    5.76
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                     119,013  1,098  3.61     20,314   1,435  4.71     17,214   3,374   3.81    18,633   4,381    4.92
Non-interest bearing deposits      4,833                   3,347                    4,485                    3,155
Other liabilities                  4,169                   3,851                    2,593                    3,285
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                128,015                 127,512                  124,292                  125,073
Stockholders' equity              13,800                  13,013                   13,611                   12,913
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                        $141,815                $140,525                 $137,903                 $137,986
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income/interest rate
 spread (2)                               1,051  2.57%               931  2.13%             3,022   2.49%            2,694    2.08%
-----------------------------------------------------------------------------------------------------------------------------------
Net earning assets/net interest
  margin (3)                     $18,301         3.06%   $16,806          2.72%   $17,441           2.99%  $16,105            2.67%
-----------------------------------------------------------------------------------------------------------------------------------
Percentage of interest-earning assets
  to interest-bearing liabilities        115.38%                  113.97%                  114.88%                 113.58%
-----------------------------------------------------------------------------------------------------------------------------------

1. Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.
2. Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
3. Net interest margin represents net interest income divided by average interest-earning assets.


Comparison Of Operating Results For The Three Months Ended September, 2002 And September 30, 2001

         General. Net income increased by $114,000 and amounted to $242,000 for the three months ended September 30, 2002 from $128,000 for the three months ended September 30, 2001. Both basic and diluted earnings per share increased to $.21 for the three months ended September 30, 2002 from $.11 for both basic and diluted earnings per share for the three months ended September 30, 2001. The increase in net income and earnings per share was primarily related to a $98,000 increase in gain on the sale of investment securities available for sale and a $131,000 increase in net interest income after provision for loan losses, partially offset by a $48,000 increase in non- interest expense.

         Interest Income. Interest income decreased by $217,000 and amounted to $2.1 million for the three months ended September 30, 2002 from $2.4 million for the three months ended September 30, 2001. There was a decrease in the annualized yield on average interest-earning assets to 6.26% for the three months ended September 30, 2002 from 6.90% for the three months ended September 30, 2001. The decrease was primarily attributable to early repayment or refinancing of higher-rate loans as a result of the decline in interest rates that began in 2001 and has continued during 2002.

         Interest Expense. Interest expense decreased $337,000 and amounted to $1.1 million for the three months ended September 30, 2002 from $1.4 million for the three months ended September 30, 2001. The annualized average cost of interest-bearing liabilities decreased to 3.69% for the three months ended September 30, 2002 from 4.77% for the three months ended September 30, 2001. The decrease was due primarily to a decrease in the average cost of certificates of deposit from 5.50% for the three months ended September 30, 2001 to 4.29% for the three months ended September 30, 2002. There were also decreases in the cost of all other categories of interest-bearing liabilities, primarily attributable to the decline in interest rates that occurred during the year 2001 and has continued through 2002.

         Provision For Loan Losses. The Company did not add to its allowance for loan losses for the quarter ended September 30, 2002 compared with $11,000 for the quarter ended September 30, 2001. The lack of a provision was primarily attributable to a decrease in the amount of commercial real estate loans in the portfolio, which by their nature generally experience higher rates of losses than single family loans. The allowance for loan losses was $326,000 at September 30, 2002 and amounted to .35% of loans receivable compared with $284,000 at September 30, 2001 and .32% of loans receivable. Their were two loans delinquent 60 days or more at September 30, 2002 which amounted to approximately $83,000. One of the loans was brought current on October 1, 2002 and amounted to $68,000. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward allowance levels and inflation.

         On a quarterly basis, management of the Bank meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses was at a level to absorb probable incurred losses on existing loans at September 30, 2002, there can be no assurance that such losses will not exceed estimated amounts.

         Non-Interest Income. Non-interest income increased by $116,000 and amounted to $202,000 for the three months ended September 30, 2002 compared with $86,000 for the three months ended September 30, 2002. The increase was primarily attributable to a $98,000 increase in gain on the sale of securities available for sale.

         Non-Interest Expense. Non-interest expense increased by $48,000 to $846,000 for the quarter ended September 30, 2002 compared with $798,000 for the quarter ended September 30, 2001. The increase was primarily attributable to a $23,000 increase in compensation and benefits and a $21,000 increase in other non-interest expense. The increase in compensation and benefits was primarily related to increased benefit costs and the increase in other non-interest expense was primarily related to an increase in loan related expenses and costs associated with the deployment of new automated teler machines.

         Income Tax Expense. Income tax expense increased by $85,000 and amounted to $165,000 for the three months ended September 30, 2002 from $80,000 for the three months ended September 30, 2001. The increase in expense was primarily related to an increase in pretax income.

Comparison Of Operating Results For The Nine Months Ended September 30, 2002 And September 30, 2001

         General. Net income increased by $161,000 and amounted to $532,000 for the nine months ended September 30, 2002 compared with $371,000 for the nine months ended September 30, 2001. Basic and diluted earnings per share increased by $.14 and amounted to $.46 for the nine months ended September 30, 2002 compared with basic and diluted earnings per share of $.32 for the nine months ended September 30, 2001. The increase was primarily attributable to a $322,000 increase in net interest income after provision for loan losses. In addition, there was a $101,000 increase in non-interest income primarily related to a $107,000 increase in gain on the sale of investment securities available for sale.

         Interest Income. Interest income decreased by $679,000 and amounted to $6.4 million for the nine months ended September 30, 2002 compared with $7.1 million for the nine months ended September 30, 2001. The decrease was primarily attributable to an decrease in the annualized yield on average interest-earning assets to 6.33% for the nine months ended September 30, 2002 from 7.00% for the nine months ended September 30, 2001. The decrease in the annualized yield was primarily attributable to a decrease in the average yield on federal funds sold and investment securities available for sale. In addition, there was a decrease in the average yield on loans receivable dur primarily to early repayment or refinancining of higher rate loans as a result of the decline ininterest rates that began in 2001 and has continued during 2002.

         Interest Expense. Interest expense decreased $1.0 million and amounted to $3.4 million for the nine months ended September 30, 2002 compared with $4.4 million for the nine months ended September 30, 2001. The decrease was primarily attributable to a decrease in the average cost of interest-bearing liabilities to 3.84% for the nine months ended September 30, 2002 from 4.92% for the nine months ended September 30, 2001 due primarily to a decrease in the average cost of certificates of deposit.

         Provision For Loan Losses. The Company added $28,000 to its allowance for loan losses for the nine months ended September 30, 2002 compared with $22,000 for the nine months ended September 30, 2001. The increase is primarily attributable to an increase in the amount of commercial real estate and consumer loans in the loan portfolio, which by their nature generally experience higher rates of losses than single family loans. The allowance for loan losses was $326,000 at September 30, 2002 and amounted to .35% of loans receivable compared with $284,000 at September 30, 2001 and .32% of loans receivable. Their were two loans delinquent 60 days or more at September 30, 2002 and amounted to approximately $83,000. One of the loans totaling $68,000 was brought current on October 1, 2002. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward allowance levels and inflation.

         On a quarterly basis, management of the Bank meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses was at a level to absorb probable incurred losses on existing loans at September 30, 2002, there can be no assurance that such losses will not exceed estimated amounts.

         Non-Interest Income. Non-interest income increased $101,000 and amounted to $400,000 for the nine months ended September 30, 2002 compared with $299,000 for the nine months ended September 30, 2001. The increase was primarily attributable to a $107,000 increase in gain on the sale of securities available for sale.

         Non-Interest Expense. Non-interest expense increased $164,000 and amounted to $2.5 million for the nine months ended September 30, 2002 compared with $2.4 million for the nine months ended September 30, 2001. The increase was primarily attributable to a $98,000 increase in other non-interest expense and a $68,000 increase in professional fees partially offset by a $36,000 decrease in advertising expense. The increase in other non-interest expense is primarily related to an increase loan related expenses and costs associated with the deployment of new automated teller machines. The increase in professional fees is primarily related to a lawsuit that settled after the end of the quarter and professional fees related to a new branch location. The settlement of the lawsuit will not have a material effect on the Company's consolidated financial position or results of operations.

         Income Tax Expense. Income tax expense increased $98,000 and amounted to $335,000 for the nine months ended September 30, 2002 compared with $237,000 for the nine months ended September 30, 2001. The increase was primarily attributable to an increase in pre-tax income.

ITEM 3. CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Companys disclosure controls and procedures (as defined in Section 13(a)-14
(c)of the Securities Exchange Act of 1934 (the Act)) was carried out under the supervision and with the participation of the Companys Chief Executive Officer, Chief Financial Officer and several other members of the Companys senior management within the 90-day period preceding the filing date of this quarterly report. The Companys Chief Executive Officer and Chief Financial Officer concluded that the Companys disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Companys management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms.

         (b) Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (A) Form 8-K dated July 16, 2002, Registrant issued a press release dated July 16, 2002 regarding second quarter 2002 earnings and the declaration of a regular quarterly dividend.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTH BANCSHARES, INC.
                                        ----------------------
                                        (Registrant)



Date   October 31, 2002                 /S/ Joseph A. Graber
    --------------------                --------------------------
                                        Joseph A. Graber
                                        President and Chief Executive Officer



Date   October 31, 2002                 /S/ Martin W. Trofimuk
    --------------------                --------------------------
                                        Martin W. Trofimuk
                                        Vice President, Treasurer and
                                        Chief Financial Officer





                               CERTIFICATION


         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of North Bancshares, Inc. (the Company) that the Quarterly Report on Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.



Dated: October 31, 2002                 /S/ Joseph A. Graber
       ----------------                 --------------------
                                        Joseph A. Graber
                                        President and Chief Executive Officer



Dated: October 31, 2002                 /S/ Martin W. Trofimuk
       ----------------                 ----------------------
                                        Martin W. Trofimuk
                                        Vice President, Treasurer and
                                        Chief Financial Officer

                               CERTIFICATION

         I, Joseph A. Graber, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of North Bancshares, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluations Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

         5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrants board of directors (or persons performing the equivalent function);

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    October 31, 2002
      ------------------------------------


                       /S/ Joseph A. Graber
                       -------------------------------------------------------
                       Joseph A. Graber, President and Chief Executive Officer

                               CERTIFICATION

         I, Martin W. Trofimuk, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of North Bancshares, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluations Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

         5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrants board of directors (or persons performing the equivalent function);

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      October 31, 2002
      -------------------------------------


                               /S/ Martin W. Trofimuk
                               -------------------------------------------
                               Martin W. Trofimuk, Vice President, Treasurer and Chief Financial Officer