Form 10KSB
period 2002-12-31
NORTH BANCSHARES INC
filed 2003-03-26
CIK 912623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-22800

NORTH BANCSHARES, INC.

(Name of Small Business Issuer in its Charter)

           Delaware                   36-3915073

(State or other jurisdiction of   (I.R.S. Employer

incorporation or organization)  Identification No.)

  100 W. North Avenue, Chicago, Illinois          60610

    (Address of principal executive offices)       (Zip Code)

Issuer's telephone number: (312) 664-4320

Securities Registered Under Section 12(b) of the Act:

None

Securities Registered Under Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X]  NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer had $9.0 million in gross income for the year ended December 31, 2002.

As of March 3, 2003, there were issued and outstanding 1,142,927 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market as of March 3, 2003 was approximately $11,100,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the Issuer.)

DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB--Portions of Annual Report to Stockholders for the fiscal year ended December 31, 2002

PART III of Form 10-KSB--Portions of Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2002.

INDEX

PART I

PAGE

Item 1.    Description of Business

 2

Item 2.

Description of Properties

23

Item 3.    Legal Proceedings

23

Item 4.    Submission of Matters to a Vote of Security Holders

23

PART II

Item 5.    Market for Registrant's Common Equity and Related

Stockholder Matters

23

Item 6.    Management's Discussion and Analysis or Plan of Operation

23

Item 7.    Financial Statements

23

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

23

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Person;

Compliance with Section 16 (a) of the Exchange Act

23

Item 10.   Executive Compensation

24

Item 11.   Security Ownership of Certain Beneficial Owners

and Management

24

Item 12.   Certain Relationships and Related Transactions

24

Item 13.   Exhibits and Reports on Form 8-K

25

Item 14.   Controls and Procedures

25

SIGNATURES

26

CERTIFICATIONS

27

EXHIBIT INDEX

29

PART I

Item 1. Description of Business

General

North Bancshares, Inc. (the "Company" or "North Bancshares") is a Delaware corporation which was organized in 1993 by North Federal Savings Bank ("North Federal" or the "Bank") for the purpose of becoming the Bank's holding company. The Company owns all of the capital stock of the Bank, which was issued on December 21, 1993 in connection with the Bank's conversion from the mutual to the stock form of organization (the "Conversion"). There were 1,138,029 shares of Company common stock outstanding at December 31, 2002. The Bank was organized in 1886 and converted to a federal mutual savings bank in 1986. The Bank amended its charter in December 1993 in connection with the Conversion to become a federal stock savings bank. All references to the Company, unless otherwise indicated, at or before December 21, 1993 refer to the Bank. The Company's common stock is quoted on The Nasdaq Stock Market under the symbol "NBSI".

The Company and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS"), and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposits are backed by the full faith and credit of the United States Government and are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by the FDIC.

The Company serves the Chicago metropolitan area through its two retail banking offices located in Chicago and Wilmette, Illinois. The Bank has signed a lease for another  branch facility in the Chicago market which is expected to open in the third quarter of 2003. At December 31, 2002, the Company had total consolidated assets of $137 million, deposits of $90.2 million, and stockholders' equity of $13.9 million.

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

The Company's revenues are derived principally from interest on  loans, investments, mortgage-backed securities and income from fees and service charges. The Company's operations are affected by general economic conditions, competition in the Company's market area, the monetary and fiscal policies of the federal government and the policies of various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Company's results of operations are largely dependent upon net interest income, which is the difference between the interest received on its loan and investment securities portfolios and the interest paid on its deposit accounts and borrowings.

The executive offices of the Company and the Bank are located at 100 W. North Avenue, Chicago, Illinois 60610-1399. The telephone number at that address is (312) 664-4320. The Bank maintains a web site at www.northfederal.com.  Information contained on this website should not be considered part of this report.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (2) changes in managements's estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and the Company's net interest margin; (5) the impact of repricing and competitor's pricing initiatives on loan and deposit products; (6) the Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the market place; (7) the Company's ability to access cost-effective funding; (8) changes in financial markets a nd general economic conditions; (9) new legislation or regulatory changes; (10) changes in accounting principles, policies or guidelines.

The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Lending Activities

General.  The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences,  multi-family properties and commercial real estate and consumer loans. At December 31, 2002, the Bank's gross loans outstanding totaled $87.0 million, of which $46.9 million, or 53.9%, were one- to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 85.9% were fixed-rate loans (46.3% of total gross loans receivable), including balloon loans, and 14% were adjustable-rate loans (7.6% of total gross loans receivable). At that same date, multi-family residential mortgage loans totaled $2 million, all of which were fixed-rate balloon loans. In addition, at that date, commercial real estate and commercial loans outstanding totaled $24.9 million, of which $5.3 million were adjustable rate and $19.6 million were fixed rate loans. The balance of the Bank's loans included $12.2 million in adjustable-rate consumer loans and $345,000 in fixed rate loans, which together represented 14.3% of the Bank's gross loan portfolio.

The Bank also invests  in mortgage-backed securities. At December 31, 2002, mortgage-backed securities available for sale totaled $14.5 million or 10.5% of total assets. At that date, all of the mortgage-backed securities portfolio was insured or guaranteed by Freddie Mac or Fannie Mae.

All loans must be approved by a committee comprised of four officers, one of whom is a director of the Bank. Requests for loans greater than $1,000,000 are reviewed and considered for approval by the Board of Directors of the Bank on a case-by-case basis.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation — Federal Regulation of Savings Associations."  At December 31, 2002, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $2 million. At December 31, 2002, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at December 31, 2002 consisted of two loans to one individual totaling $1.7 million. These loans were secured by a first mortgage on real estate. The Bank's next three largest lending relationships to a sing le borrower or a group of related borrowers totaled $1.6 million, $1.6 million and $1.6 million, respectively. Each of these is a loan or group of loans secured by either a first mortgage on real estate or a first lien on real property and each of these loans was current as of December 31, 2002.

Loan Portfolio Composition.  The table below sets forth information concerning the composition of the Bank's loan and mortgage-backed securities portfolios in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for losses) as of the dates indicated.

	At December 31,
	2002			2001
	Amount		Percent	Amount	Percent
	(Dollars in Thousands)
REAL ESTATE LOANS:
One- to four-family	$46,912	(1)	53.91%	$64,581	68.72%
Multi-family	2,761	(2)	3.17	4,099	4.36
Commercial	23,317	(3)	26.79	17,876	19.02

Total real estate loans	72,990		83.87	86,556	92.10

CONSUMER LOANS:
Deposit account	176		0.20	277	0.29
Automobile	--		0.00	--	0.00
Home equity and home
improvement	12,298		14.13	5,531	5. 89

Total consumer loans	12,474		14.33	5,808	6.18

COMMERCIAL LOANS	1,562		1.80	1,613	1.72

Total loans receivable	87,026		100.00%	93,977	100.00%

LESS:
Deferred fees and discounts	236			254
Allowance for loan losses	326			298

Total loans receivable, net	$86,464			$93,425

MORTGAGE-BACKED
SECURITIES:
Fannie Mae	$9,399		64.81%	$2,724	23.33%
Freddie Mac	5,104		35.19	8,983	76.67

Total mortgage-backed
securities	$14,503		100.00%	$11,707	100.00%

(1) This amount includes a total of $1.6 million of 5, 7 and 10 year balloon loans.

(2) This amount includes a total of $2.7 million of 5, 7 and 10 year balloon loans.

(3) All of these are balloon loans.

The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rates at the dates indicated.
	At December 31,
	2002			2001
	Amount		Percent	Amount	Percent
	(Dollars in Thousands)
FIXED-RATE LOANS:
Real estate:
One- to four-family	$40,281	(1)	46.29	$52,301	55.65%
Multi-family	2,761	(2)	3.17	4,099	4.36
Commercial	18,065	(3)	20.76	13,544	14.41

Total fixed-rate real estate loans	61,107		70.22	69,944	74.42
Consumer	345		0.40	897	0.95
Commercial	1,562		1.79	1,613	1.73

Total fixed-rate loans	63,014		72.41	72,454	77.10

ADJUSTABLE-RATE LOANS:
Real estate:
One- to four-family	6,631		7.62	12,280	13.06
Commercial	5,252	(4)	6.03	4,332	4.61
Consumer	12,129		13.94	4,911	5.23

Total adjustable rate loans	24,012		27.59	21,523	22.90

Total loans receivable	87,026		100.00	93,977	100.00%

LESS:
Deferred fees and discounts	236			254
Allowance for loan losses	326			298

Total loans receivable, net	$86,464			$93,425

(1)This amount includes a total of $1.6 million of 5, 7 and 10 year balloon loans.

(2)This amount includes a total of $2.7 million of 5, 7 and 10 year balloon loans.

(3)All of these are balloon loans.

(4)All of these are balloon loans.

The following schedule illustrates the maturity of the Bank's loan portfolio at December 31, 2002. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due rather than when interest rates are next subject to change. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The total amount of loans due after December 31, 2003 which have a pre-determined interest rate is $57.9 million, while the amount of loans due after such date with floating rates is $23.9 million.

	Real Estate
	One- to four-family		Multi-family		Commercial		Consumer		Commercial		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Periods Ending December 31,
2003(1)	$157	7.54%	$7	11.25%	$3,348	6.29%	$149	8.94%	$1,562	10.00	$5,223	7.52%
2004	756	7.39	406	7.90	1,517	6.21	287	4.78	--	0.00	2,966	6.60
2005	139	8.04	627	8.27	1,951	6.97	668	4.21	--	0.00	3,385	6.71
2006 and 2007	1,272	6.95	857	8.08	12,272	7.23	11,201	4.57	--	0.00	25,602	6.08
2008 to 2012	1,817	7.15	864	7.84	3,936	7.47	63	7.00	--	0.00	6,680	7.43
2013 to 2017	4,336	6.74	--	0.00	--	0.00	106	8.93	--	0.00	4,442	6.79
2018 and following	38,435	7.00	--	0.00	293	0.00	--	0.00	--	0.00	38,728	7.01

	$46,912	6.99%	$2,761	8.03	$23,317	7.06	$12,474	5.37%	$1,562	10.00	$87,026	6.76%

(1)Includes demand loans, loans having no stated maturity, and past due loans. 6

One- to Four-Family Residential Real Estate Lending

The Bank's lending program includes the origination of permanent loans, to be held in its portfolio, secured by mortgages on owner-occupied and non-owner-occupied, one- to four-family residences. Typically, such homes are single family detached houses, condominiums, townhomes and two- to four-family dwellings. At December 31, 2002, $46.9 million, or 53.9%, of the Banks gross loan portfolio consisted of permanent loans secured by one- to four-family residences compared with $64.6 million or 68.7% of the portfolio at December 31, 2001. The decrease is primarily attributable to an emphasis on consumer and commercial real estate lending begun in the year 2000 and loans refinanced with other lenders due to the low interest rate environment. The Bank originates a variety of residential loans, including conventional 10, 15, 20 and 30 year fixed-rate loans, one, three and five year adjustable-rate mortgage loans ("ARMs") and 5, 7, and 10 year fixed rate balloon loans.

  The Bank's loans are designed to respond to customer preferences, market dynamics and changes in asset/liability management objectives. During 2002, the Bank continued to emphasize loans on non-owner occupied, one- to four-family properties due to the higher yields offered by such loans, as well as customer demand. These loans are underwritten using similar criteria as loans secured by owner-occupied one- to four-family residences, but are provided at higher rates of interest than owner-occupied loans.

The Bank offers one- to four-family residential ARMs which are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on all of the ARMs originated by the Bank are subject to adjustment at one year intervals after the initial adjustment period. The Bank's ARM products generally carry interest rates which are reset to a stated margin over an independent index. Increases or decreases in the interest rate of the Bank's ARMs are generally limited to 2.0% at any adjustment date and 6.0% over the life of the loan. The Bank's ARMs are not convertible into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization. At December 31, 2002, the total balance of one- to four-family ARMs was $6.6 million, or 7.6% of the Bank's gross loan portfolio.

The Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. The Bank verifies a borrower's employment history and the source of the down payment. The Bank underwrites one- to four-family loans in order to satisfy secondary market requirements and is a qualified Freddie Mac seller/servicer and is a qualified mortgage originator in the Federal Home Loan Bank of Chicago's Mortgage Partnership Finance program. Sales of one- to four-family loans to the Federal Home Loan Bank of Chicago totaled $2.2 million during the year ended December 31, 2002 compared with $2.3 million during the year ended December 31, 2001.

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

Multi-Family Real Estate Lending

In order to enhance the yield on its assets, North Federal originates or purchases permanent loans secured by multi-family real estate. At December 31, 2002, the Bank had multi-family real estate loans totaling $2 million, or 3.2% of the Bank's gross loan portfolio. The largest multi-family loan at December 31, 2002 was $346,000. Although the Bank had no delinquent multi-family real estate loans at December 31, 2002, there can be no assurance that delinquencies will not occur in the future.

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

Commercial Real Estate Lending

In order to enhance the yield on its assets, North Federal originates or purchases commercial real estate  loans. At December 31, 2002, the Bank had commercial real estate loans totaling $23.3 million, or 26% of the Bank's gross loan portfolio compared with $17.9 million, or 19.0% of the gross loan portfolio at December 31, 2001. The increase is primarily attributable to an emphasis on commercial real estate lending begun during the year 2000 as a result of the hiring of a commercial real estate lending officer. The largest commercial real estate loan outstanding at December 31, 2002 was a $1.5 million 5 year balloon. At December 31, 2002, the Bank had no commercial real estate loans which were over 30 days delinquent.

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

For many of the same reason associated with multi-family real estate lending, commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. Although the Bank had no delinquent commercial real estate loans at December 31, 2002, there can be no assurance that delinquencies will not occur in the future.

The Bank has expanded and intends to continue to expand its commercial real estate lending activities, subject to customer demand and the existence of qualified borrowers.

Consumer Lending

The Bank originates a variety of different types of consumer loans, including equity loans, rehabilitation loans, which are loans that exceed the parameters of a home improvement loan due to the extent of the remodeling, direct automobile loans, deposit account loans, home improvement loans and checking account overdraft protection loans. The Bank expanded its consumer loan department and products during 2001 and plans to continue this type of lending, particularly home equity and rehabilitation loans, because of their attractive yields, shorter terms to maturity, and community need. At December 31, 2002, $12.5 million or 14.3% of the Bank's gross loan portfolio, consisted of consumer loans compared with $5 million or 6.2% at December 31, 2001.

The Bank's home improvement and equity line of credit loans are underwritten such that the total commitment amount, when combined with the first mortgage lien, may not exceed 90% of the appraised value of the property. Loans that exceed 80% of the appraised  value are privately insured. These loans are written with a maximum maturity of five years and an interest rate that adjusts with changes to the prime rate. At December 31, 2002, the Bank had $12.3 million of home improvement and line of credit loans and $9.7 million in unused credit line commitments compared with $5.5 million of outstanding home improvement and line of credit loans and $5.6 million in unused credit line commitments at December 31, 2001.

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

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the Bank had no delinquent consumer loans at December 31, 2002 there can be no assurance that delinquencies will not occur in the future.

Commercial Lending

In order to further enhance the yield on its assets, the Bank issued a commercial line of credit to a manufactured housing developer to finance the period of time between the delivery of a unit to closing. This period is usually between 60 to 90 days. The line of credit is collateralized by a secured interest in the individual units and any related sales contracts. In addition, the line of credit is personally guaranteed by the developer. The loan-to-value ratio will range between 50% to 60% at any given time. At December 31, 2002, the outstanding line of credit and the balance of the line amounted to $1.6 million. The line of credit carries a fixed rate of interest on a one-year renewable basis and was current as of December 31, 2002. The interest is paid monthly and cannot be drawn from the line of credit. As of December 31, 2002, this commercial line of credit represented the Bank's sole commercial lending relationship not secured by real estate.

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

Mortgage-Backed Securities

The Bank purchases mortgage-backed securities to complement its mortgage lending activities. At December 31, 2002, mortgage-backed securities available for sale totaled $14.5 million, or 10.5% of the Bank's total assets.

Under the OTS' risk-based capital requirements, Ginnie Mae mortgage-backed securities have a zero percent risk-weighting and Fannie Mae, Freddie Mac and AA- or higher-rated mortgage-backed securities have a 20% risk-weighting, in contrast to the 50% risk-weighting carried by one- to four-family performing residential mortgage loans. None of the mortgage-backed securities held by the Bank at December 31, 2002 had a risk-weight for regulatory capital purposes above 20%.

All of the Bank's mortgage-backed securities are backed by federal agencies. Accordingly, management believes that the Bank's mortgage-backed securities are generally resistant to credit problems.

The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 2002. Mortgage-backed securities having adjustable interest rates are shown as maturing in the period during which the security is repricing. Balances are shown at amortized cost.

	Due in							Total December 31, 2002	Carrying Value December 31, 2002
	6 Months or Less	6 Months to 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	10 to 20 Years	Over 20 Years
	(In Thousands)
Freddie Mac	$13	$91	$--	$36	$395	$4,436	$--	$4,971	$5,104
Fannie Mae	800	--	--	--	--	6,744	1,735	9,279	9,399

Total	$813	$91	$--	$36	$395	$11,180	$1,735	$14,250	$14,503

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

	Year Ended December 31,
	2002	2001
	(In Thousands)
Loans receivable (gross) at beginning of year	$93,977	$91,222

Originations and purchases by type:
Fixed Rate:
Real estate - one- to four-family	7,792	11,516
- multi-family	215	922
- commercial	15,002	10,701
- consumer	55	665
Non-real estate - commercial	197	379

Total fixed rate loans originated	23,261	24,183

Adjustable Rate:
Real estate - one- to four-family	2,476	1,965
- commercial	5,869	3,818
- consumer	14,408	5,640

Total adjustable rate loans originated	22,753	11,423

Sales	3,938	2,339
Principal repayments	49,027	30,512

Total loans at end of year	$87,026	$93,977

Mortgage-backed securities (net) at beginning of year	$11,707	$13,580
Purchases	7,988	986
Repayments	(5,738)	(2,254)
Sales	(--)	(924)
Change in unrealized gain on mortgage-backed
securities available-for-sale	300	300
Amortization of premiums (discounts)	246	19

Mortgage-backed securities (net) at end of Year	$14,503	$11,707

Asset Quality

When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. In the case of residential loans, a late notice is sent not later than 30 days after the due date. Additional written and verbal contacts may be made with the borrower between 30 and 90 days after the due date. If the delinquency continues for a period of 60 days after the due date, the Bank usually sends a default letter to the borrower and, after 90 days following the due date, institutes appropriate action to foreclose on the property. If foreclosed upon, the property is sold at public auction and may be purchased by the Bank. Delinquent consumer loans are handled in a similar manner. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Illinois consumer protection laws. The Bank historically has had few foreclosed assets and has had none during the five year period ended December 31, 2002. The Bank has not charged-off any loans during the five year period ended December 31, 2002.

Delinquent Loans.  At December 31, 2002, the Bank had no loans more than 60 days delinquent.

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

	December 31,
	2002	2001
	(Dollars in Thousands)
Non-performing loans:
One- to four-family	$--	$--

Total non-performing assets	$--	$--

Total as a percentage of total assets	0.00%	0.00%

Other Loans of Concern.  As of December 31, 2002, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Management has taken this into consideration in determining the adequacy of the allowance for losses on loans as of December 31, 2002.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. There were no classified assets at December 31, 2002.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of probable incurred losses in its loan portfolio. This evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Allowances also are established for loans considered to be impaired. The calculation of allowance levels for impaired loans is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values. Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See Notes 1 and 3 of the Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders filed as Exhibit 13 hereto, and "Regulation."  At December 31, 2002, the Bank had an allowance for loan losses of $326,000, which was equal to .38% of loans receivable.

The following table sets forth an analysis of the Bank's allowance for loan losses.

	Year Ended December 31,
	2002	2001

	(Dollars in Thousands)
Balance at beginning of year	$298	$262
Charge-offs:
One- to four-family	--	--
Consumer	--	--
Commercial real estate	--	--
Recoveries	--	--

Net charge-offs	--	--
Additions charged to operations	28	36

Balance at end of year	$326	$298

Once the Bank repossesses property it is classified as real estate owned. Any gains or losses (realized or reserved for) are treated as real estate owned activity. The Bank had no real estate owned as of the dates presented.

The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

	December 31
	2002		2001
	Balance	Allowance	Balance	Allowance

	(Dollars in Thousands)
REAL ESTATE LOANS
One-to four family	$46,912	$122	$64,581	$167
Multi Family	2,761	10	4,099	13
Commercial	23,317	138	17,876	96

Total Real estate loans	72,990	270	86,556	276

CONSUMER LOANS
Deposit account	176	0	277	0
Home equity and home
improvement	12,298	47	5,531	14

Total consumer loans	12,474	47	5,808	14

COMMERCIAL LOANS	1,562	9	1,613	8

Total loans receivable	$87,026	$326	$93,977	$298

Investment Activities

North Federal must maintain a minimum level of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the what is believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained. See "Regulation — Liquidity."

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

At December 31, 2002, the Company's interest-bearing deposits with banks and dollar denominated money market accounts totaled $12.6 million, or 9.1% of total assets. Investment securities, consisting of U.S. government securities, U. S. Government mutual funds, federal agency obligations and FHLB stock, totaled $8 million, or 5.9% of  total assets, and investment in federal funds sold totaled $12.3 million or 8.9% of total assets. It is the Company's general policy to purchase securities which are U.S. Government securities or federal agency obligations. At December 31, 2002, the weighted average term to maturity or repricing of the investment portfolio, excluding FHLB stock, was one month.

The following table sets forth the composition of the Company's securities portfolio, excluding its mortgage-backed securities, at the dates indicated.

	At December 31,
	2002		2001
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities:
U.S. Government agency securities	$4,068	24.85%	$7,013	71.44%
FHLB stock	3,999	24.43	2,770	28.22
Other	52	0.32	33	0.34
Mutual Funds	8,252	50.40	--	--

Total securities and FHLB stock	$16,371	100.00%	$9,816	100.00%

Other Interest-Earning Assets:
Interest-bearing deposits with banks	$4,338		$2,446
Dollar denominated mutual funds	83		1,098
Federal funds sold	12,253		14,697

Total	$16,674		$18,241

Average remaining life or term to repricing of
securities and other interest-earning
assets, excluding FHLB stock and equity securities	1 mos.		1 mos.

The composition and contractual maturities of the securities portfolio, excluding FHLB of Chicago stock, are indicated in the following table.

	At December 31, 2002
	One Year or Less	1 thru 5 Years	Over 5 Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
U.S. Government agency securities	$--	$2,995	$1,000	$3,995	$4,068
Other	63	--	--	63	52

Total securities	$63	2,995	$1,000	$4,058	4,120

Weighted average yield(1)	9.00%	3.14%	7.00%	4.18%

(1)The weighted average yield is based upon the interest rate in effect at December 31, 2002. 13

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

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability and interest rate risk management, profitability and growth objectives and has traditionally attempted to retain longer term deposits for asset/liability and interest rate risk management purposes. Based on its experience, the Bank believes that its passbook, MMDA, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. During the year 2001, the Bank obtained $10.4 million in certificates of deposit by using deposit brokers and repaid $7.6 million in matured brokered certificates of deposit. No new brokered deposits were obtained during 2002. The deposits were used to fund lending and were priced at more attractive rates than could be obtained locally.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank during the dates indicated and the rates offered as of December 31, 2002.

	At December 31,
	2002		2001
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction and Savings Deposits:
Passbook Accounts 2.00%	$12,422	13.8%	$11,646	13.3%
NOW Accounts 1.25%	8,152	9.0	8,278	9.5
Non-Interest Bearing Demand Accounts	5,076	5.6	4,484	5.1
Money Market Deposit Accounts 0.00% -2.78%	18,465	20.5	18,024	20.6

Total Non-Certificates	44,115	48.9	42,432	48.5

Total Certificates:
0.00 - 4.99%	21,739	24.2	17,032	19.5
5.00 - 5.99%	19,482	21.6	20,588	23.5
6.00 - 6.99%	4,677	5.2	6,861	7.8
7.00 - 7.99%	33	0.0	199	0.2
8.00 - 8.99%	104	0.1	336	0.5

Total Certificates	46,035	51.1	45,016	51.5

Total Deposits	$90,150	100.0%	$87,448	100.0%

The following table sets forth the savings flows at the Bank during the years indicated.

	Year Ended December 31,
	2002	2001
	(Dollars in Thousands)
Opening balance	$87,448	$81,317
Deposits	176,627	161,761
Withdrawals	176,849	159,236
Interest credited	2,924	3,606

Ending balance	$90,150	$87,448

Net increase	$2,702	$6,131

Percent increase	3.09%	7.54%

The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 2002.

	0.00- 4.99%	5.00- 5.99%	6.00- 6.99%	7.00- 7.99%	8.00% or Greater	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 2003	$5,958	$302	$354	$--	$14	$6,628	14.40%
June 30, 2003	5,020	3,204	90	--	--	8,314	18.06
September 30, 2003	2,900	411	38	--	--	3,349	7.28
December 31, 2003	2,180	300	50	--	--	2,530	5.50
March 31, 2004	939	625	8	--	--	1,572	3.41
June 30, 2004	361	2,687	--	--	--	3,048	6.62
September 30, 2004	359	149	--	--	--	508	1.10
December 31, 2004	361	452	104	--	--	917	1.99
March 31, 2005	256	185	780	--	35	1,256	2.73
June 30, 2005	319	2,136	1,305	--	--	3,760	8.17
September 30, 2005	18	2,019	977	--	2	3,016	6.55
December 31, 2005	191	--	685	--	--	876	1.90
Thereafter	2,877	7,012	286	33	53	10,261	22.29

Total	$21,739	$19,482	$4,677	$33	$104	$46,035	100.00%

Percent of total	47.22%	42.32%	10.16%	0.07%	0.23%	100.00%

14
The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 2002.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)
Certificates of deposit of less than
$100,000	$5,826	$4,821	$4,720	$13,986	$29,353
Certificates of deposit of $100,000 or
greater	802	3,493	1,159	11,228	16,682

Total Certificates of Deposit	$6,628	$8,314	$5,879	$25,214	$46,035

Borrowings

Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB of Chicago, when they are a less costly source of funds or can be invested at a positive rate of return.

The Bank obtains advances from the FHLB of Chicago secured by its shares of the capital stock of the FHLB of Chicago, certain of the Bank's mortgage loans and securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by borrowings from any other source. At December 31, 2002, the Bank's FHLB of Chicago advances totaled $31.0 million compared with $31 million at December 31, 2001. The decrease was primarily attributable to the repayment of  higher cost short term FHLB advances. At December 31, 2002 the Company's collateral pledged to the FHLB was less than the required amount needed to collateralize the outstanding advances. Subsequent to year-end, management pledged additional securities to cover the shortage. At December 31, 2002, $21.0 million of Federal Home Loan Bank advances had various call provisions.

During fiscal 2000, the Company obtained a $500,000 unsecured line of credit from an unaffiliated financial institution. The purpose of the loan was to fund stock repurchases and for general corporate purposes. The line of credit renews on an annual basis. The loan provides for an interest rate, which the Bank selects, of either the prime rate or 225 basis points over three month LIBOR. The loan requires quarterly payments of accrued interest and one payment of all outstanding principal plus accrued interest on February 26, 2004. The credit line was not used during fiscal 2002. The financing agreement contains covenants that require the Company to provide quarterly financial information and  require the Bank to maintain a "well capitalized" regulatory capital level. At December 31, 2002, there was no outstanding balance in the line of credit and the Company was in compliance with all the terms of the financing agreement.

The following table sets forth certain information regarding Federal Home Loan Bank advances at and for the dates indicated:

	At and For the Years Ended December 31,
	2002	2001
	(Dollars in thousands)
Average balance outstanding	$32,423	$37,858
Maximum amount outstanding at any month
end during the year	34,250	39,100
Balance outstanding at end of year	31,000	31,750
Weighted average interest rate during the
year	5.34%	5.74%
Weighted average interest rate at end of
year	5.19%	5.36%

Subsidiary and Other Activities

As a federally chartered savings bank, North Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or unsecured loans to, service corporation subsidiaries. North Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.

At December 31, 2002, North Federal had one active subsidiary, North Financial Corporation, which provides general insurance services to the customers of the Bank. The Bank's investment in its subsidiary was $13,998 at December 31, 2002. For the year ended December 31, 2002, North Financial Corporation had a net loss of $565.

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

Federal Regulation of Savings Associations

The OTS has extensive authority over the operations of savings associations. As part of this authority, North Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS.

The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2002, the Bank's lending limit under this restriction was $2 million. North Federal was in compliance with the loans-to-one-borrower limitation as of that date.

Insurance of Accounts and Regulation by the FDIC

As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund ("SAIF") or the Bank Insurance fund ("BIF"). The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take action, and may terminate deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a total risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a total risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. At December 31, 2002, the Bank was classified as a well-capitalized institution. During the year ended December 31, 2002, the Bank was not assessed a deposit insurance premium.

SAIF-insured institutions are also required to pay an assessment for the repayment of interest on obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980's. These FICO assessments are addition to amounts assesses by the FDIC for deposit insurance. Between January 1, 2000, and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members share the cost of the interest on the FICO bonds. During the year ended December 31, 2002, the FICO assessment rate for both BIF and SAIF members ranged between 1.70 basis points of deposits and 14 basis points of deposits. During the year ended December 31, 2002, the Bank paid FICO assessments totaling approximately $15,381.

Regulatory Capital Requirements

All federally insured savings institutions are required to maintain minimum levels of capital, including a tangible capital level, a leverage ratio (or core capital level) and a risk-based capital level. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2002, the Bank had tangible capital of $12.9 million, or 9.5% of adjusted total assets, which was approximately $10 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital plus certain intangible assets. At December 31, 2002, North Federal had core capital equal to $12.9 million, or 9.5% of adjusted total assets, which was $7.4 million above the minimum leverage ratio requirement of 4.0% as in effect on that date.

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

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 90% at origination unless insured to such ratio.

On December 31, 2002, North Federal had total capital of $13.2 million (including $12.9 million in core capital and $326,000 in qualifying supplementary capital) and risk-weighted assets of $73.4 million or total capital of 19.9% of risk-weighted assets. This amount was $7.9 million above the 8.0% requirement in effect on that date.

In addition, the OTS, like the other federal banking agencies, has adopted prompt corrective action regulations which establish five capital categories, ranging from well capitalized to significantly undercapitalized. A well capitalized institution must have a Tier 1 (core) capital to total assets ratio of at least 5%, a Tier 1 capital to risk-weighted assets ratio of at least 6% and a total capital to risk-weighted assets ratio of at least 10%. In order for an institution to be adequately capitalized such ratios must be at least 4% (3% in certain circumstances), 4% and 8%, respectively. At December 31, 2002, North Federal was well-capitalized. If an institution is not at least adequately capitalized it must submit a capital restoration plan, including certain guarantees by its holding company, and various limitations on an institution's growth and operation may be imposed. In severe cases, the FDIC or the OTS may appoint a conservator or receiver for the institution. The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The imposition by the OTS or the FDIC of any of these measures on North Federal may have a material adverse effect on the Bank's operations and profitability. The Company's shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

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

Accounting

The OTS requires that savings institutions have documented investment policies and strategies, and account for investments in accordance with generally accepted accounting principles. Management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. North Federal is in compliance with these requirements.

OTS accounting regulations, which may be made more stringent than generally accepted accounting principles, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

All savings institutions are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets in specified qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701 (a) (19) of the Internal Revenue Code. Under either test, these specified assets primarily consist of residential housing related loans and investments. At December 31, 2002, the Bank met the test and has always met the test since its effectiveness.

Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and remains a QTL. If an institution does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights. In addition, the institution is subject to national bank limits for payment of dividends. If the institution has not requalified or converted to a national bank within three years after the failure, it must divest all investments and stop all activities not permissible for a national bank. If any institution that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

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

If North Federal fails the QTL test, within one year the Company must register as, and become subject to, the significant restrictions applicable to bank holding companies.

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

As a member, North Federal is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 2002, the Bank had $4.0 million in FHLB stock, which was in compliance with this requirement.

For the year ended December 31, 2002, dividends paid by the FHLB of Chicago to North Federal totaled $189,000. The $50,000 dividend received for the quarter ended December 31, 2002 reflects an annualized rate of 5.00%.

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

Corporate Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended (the "Code"), imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of 0. 12% of the excess of AMTI (with certain modifications) over $2 million is imposed on corporations, including the Bank, whether or not an AMT is paid. Under pending legislative proposals, the environmental tax would be extended to taxable years beginning before January 1, 2007. The Bank does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

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

State and Local Taxation

State of Illinois. The Company and the Bank file a combined unitary Illinois income tax return. For Illinois income tax purposes the Company and the Bank are taxed at an effective rate equal to 78% of Illinois Taxable Income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois Taxable Income of the Company and the Bank.

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

The Bank attracts deposits through its two offices, primarily from the communities in which those offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, credit unions located in the same communities, as well as mutual funds and other investment alternatives. The Bank competes for these deposits by offering a variety of deposit accounts at highly competitive rates, convenient business hours, with interbranch deposit and withdrawal privileges at each branch and access to automated teller machines. The Bank also has an agreement with a deposit broker to obtain certificates of deposit upon request.

Employees

At December 31, 2002, the Company had a total of 36 employees, including three part-time employees. Management considers its employee relations to be excellent.

Executive Officers Who Are Not Directors

The following is a description of the business experience of the Company's and the Bank's current executive officers who are not also directors.

Victor E. Caputo — Mr. Caputo, age 58, joined the Bank as Senior Vice President for Operations in January 1995. He was appointed Executive Vice President and Corporate Secretary of the Company and the Bank in April 1995. He was appointed Chief Operating Officer in August 1998. Mr. Caputo formerly was Senior Vice President and Chief Operations Officer of Argo Federal Savings Bank. Mr. Caputo has also served as an audit supervisor at KPMG LLP in Chicago. He has over 25 years experience in the thrift industry. He is a member of the American Institute of Certified Public Accountants, the Financial Managers Society and the Illinois Society of Certified Public Accountants.

Joseph M. Perri — Mr. Perri, age 54, joined the Bank as Senior Vice President and Loan Department Manager in March 2000. He has been involved in loan origination, operations and management for over 25 years. Prior to joining the Bank he was Senior Vice President of LaSalle National Bank of Chicago where he was responsible for nationwide commercial mortgage production. He has also held executive level lending positions at Savings of America and Exchange National Bank of Chicago. He is a graduate of the University of Illinois and has attended the University of Wisconsin and Ohio State University.

Martin W. Trofimuk — Mr. Trofimuk, age 42, was appointed as Vice President and Treasurer of the Company and the Bank in 1993. Mr. Trofimuk has served in various capacities since joining the Bank in 1985. He is a past President of the Chicago Chapter of the Financial Managers Society and a member of the Institute of Financial Education.

Item 2.

Description of Property

The Bank owns its main office building and leases space for its branch office. Both offices have ATM facilities. As of December 31, 2002, the net book value of the Bank's investment in premises, equipment and leaseholds was  $850,000. The Bank has signed a lease for approximately 2,000 square feet in an as yet to be completed shopping center for a new branch facility in Chicago. The new facility is anticipated to open during the third quarter of 2003.

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

During the first quarter of 2003, the Bank discovered that a former employee had embezzled approximately $67,000 during the first quarter of 2001. The Bank will seek  to recover the embezzled funds through insurance claims and other legal means.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters  were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters

Page 39 of the Company's 2002 Annual Report to Stockholders is incorporated by reference.

Item 6.

Management's Discussion and Analysis or Plan of Operation

Pages 4 through 12 of the Company's 2002 Annual Report to Stockholders are incorporated by reference.

Item 7.

Financial Statements

Pages 13 through 38 of the Company's 2002 Annual Report to Stockholders are incorporated by reference.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the Company's independent accountant during the Company's two most recent fiscal years.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

Information concerning Directors of the Company required by this item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which has been filed with the Securities and Exchange Commission.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were met.

Item 10.

 Executive Compensation

Information concerning executive compensation is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which has been filed with the Securities and Exchange Commission.

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management required by this item is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which has been filed with the Securities and Exchange Commission.

The following table sets forth information as of December 31, 2002 with respect to compensation plans under which shares of the Company's common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	50,622	$107	10,003(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	50,622	$107	10,003(1)

_________________________

(1) Includes 5,003 shares which may be awarded as restricted stock under the Company's Management Recognition and Retention Plan and 5,000 shares which may be issued pursuant to the grant of options, stock appreciation rights and/or restricted stock under the Company's 1993 Stock Option and Incentive Plan.

Item 12.

 Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions required by this item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which has been filed with the Securities and Exchange Commission.

Item 13.

 Exhibits and Reports on Form 8-K

(a)

Exhibits

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3(I)	Certificate of Incorporation	*
3(ii)	Amended and Restated By-Laws	**
4	Instruments defining the rights of holders, including indentures	*
9	Voting trust agreement	None
10	1993 Stock Option and Incentive Plan	****
10.2	Recognition and Retention Plan	****
10.4	Form of employment agreement with Joseph A. Graber, Victor E. Caputo and Martin W. Trofimuk	*
11	Statement regarding computation of per share earnings	None
13	Annual report to security holders	13
16	Letter on change in certifying accountant	None
18	Letter on change in accounting principles	None
21	Subsidiaries of Registrant	***
22	Published report regarding matters submitted to vote	None
23	Consent of independent accountants	23
24	Power of attorney	None
99	Additional exhibits	None

___________________________

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

(b)

 Reports on Form 8-K

The Company filed a report on Form 8-K on October 15, 2002 regarding the release of earnings for the quarter ended September 30, 2002 and a declaration of a quarterly dividend.

Item 14. Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Treasurer and several other members of the Company's senior management within the 90-day period preceding the filing date of this annual report. The Company's Chief Executive Officer and Treasurer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Treasurer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH BANCSHARES, INC.

By:/s/ Joseph A. Graber

Joseph A. Graber, President and Chief Executive Officer

(Duly Authorized Representative)

In accordance with the  Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Mary Ann Hass Mary Ann Hass, Chairman Date: March 21, 2003	/s/ James L. Ferstel James L. Ferstel, Director Date: March 21, 2003

/s/ Robert H. Rusher Robert H. Rusher, Director Date: March 21, 2003	s/ Elmer L. Hass Elmer L. Hass, Director Date: March 21, 2003
/s/ Gregory W. Rose Gregory W. Rose, Director Date: March 21, 2003 /s/ Joseph A. Graber Joseph A. Graber, President and Chief Executive Officer and Director Date: March 21, 2003

/s/ Frank J. Donati

Frank J. Donati, Director

Date:

March 21, 2003

/s/ Martin W. Trofimuk

Martin W. Trofimuk, Vice President and Treasurer(Principal Financial and Accounting Officer)

Date:

March 21, 2003

CERTIFICATION

I, Joseph A. Graber, certify that:

1. I have reviewed this annual report on Form 10-KSB of North Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or  omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date    March 21, 2003

/S/ Joseph A. Graber

Joseph A. Graber, President and Chief Executive Officer

CERTIFICATION

I, Martin W. Trofimuk, certify that:

1. I have reviewed this annual report on Form 10-KSB of North Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or  omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      March 21, 2003

/S/ Martin W. Trofimuk

Martin W. Trofimuk, Vice President, Treasurer and Chief Financial Officer

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of North Bancshares, Inc. (the "Company") that the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Dated:   March 21, 2003

/S/ Joseph A. Graber

Joseph A. Graber

President and Chief Executive Officer

Dated:   March 21, 2003

/S/ Martin W. Trofimuk

Martin W. Trofimuk

Vice President, Treasurer and

Chief Financial Officer

EXHIBIT INDEX Item 13a - Exhibits - See Exhibit Index (a) Exhibits
Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3(I)	Certificate of Incorporation	*
3(ii)	Amended and Restated By-Laws	**
4	Instruments defining the rights of holders, including indentures	*
9	Voting trust agreement	None
10	1993 Stock Option and Incentive Plan	****
10.2	Recognition and Retention Plan	****
10.4	Form of employment agreement with Joseph A. Graber, Victor E. Caputo and Martin W. Trofimuk	*
11	Statement regarding computation of per share earnings	None
13	Annual report to security holders	13
16	Letter on change in certifying accountant	None
18	Letter on change in accounting principles	None
21	Subsidiaries of Registrant	***
22	Published report regarding matters submitted to vote	None
23	Consent of independent accountants	23
24	Power of attorney	None
99	Additional exhibits	None

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