Form 10QSB
period 2003-03-31
NORTH BANCSHARES INC
filed 2003-05-15
CIK 912623

UNITED STATES
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from              to
                                    ------------    ------------

                         Commission File Number 0-22800



                              NORTH BANCSHARES, INC.
         (Exact name of small business issuer as specified in its charter)




Delaware                                              36-3915073
--------                                              ----------
(State or other jurisdiction                          (I.R.S. Employer
of Incorporation or organization)                     Identification Number)


100 West North Avenue, Chicago, Illinois              60610-1399
----------------------------------------              ----------
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

                      Yes (X)                   No ( )


      As of April 30, 2003, there were 1,142,927 outstanding shares of the Registrant's Common Stock.

      Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

                          NORTH BANCSHARES, INC.

                            Table of Contents



Part I - FINANCIAL INFORMATION (UNAUDITED)

         Item 1.  Condensed Consolidated Financial Statements               3
                  Notes to Condensed Consolidated Financial Statements      7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8

         Item 3.  Controls and Procedures                                  13


Part II - OTHER INFORMATION

         Item 1. Legal Proceedings                                         13

         Item 2. Changes in Securities                                     13

         Item 3. Defaults Upon Senior Securities                           13

         Item 4. Submission of Matters to a Vote of Security Holders       13

         Item 5. Other Information                                         13

         Item 6. Exhibits and Reports on Form 8-K                          13


FORM 10-QSB SIGNATURE PAGE                                                 14

CERTIFICATION                                                              15

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                       NORTH BANCSHARES, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                                            (UNAUDITED)

ASSETS                                                                  MARCH 31, 2003  DECEMBER 31, 2002
Cash and due from Banks                                                         $1,899         $ 1,629
Interest-bearing deposits                                                        3,224           4,338
Federal funds sold                                                              19,419          12,253
Investment in dollar denominated mutual funds                                       83              83
------------------------------------------------------------------------------------------------------
TOTAL CASH AND CASH EQUIVALENTS                                                 24,625          18,303
Securities available for sale                                                   25,068          26,875
Stock in Federal Home Loan Bank of Chicago                                       4,049           3,999
Loans receivable, net of allowance for loan losses of $326 at
   March 31, 2003 and at December 31, 2002                                      80,492          86,464
Accrued interest receivable                                                        484             503
Premises and equipment, net                                                        872             850
Other assets                                                                       854             799
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   136,444         137,793
------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------
Deposits
   Interest-bearing                                                             84,879          85,074
   Non-interest-bearing                                                          4,910           5,076
Borrowed Funds                                                                  30,000          31,000
Advance payments by borrowers for taxes and insurance                              454             871
Accrued interest payable and other liabilities                                   2,394           1,867
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                              122,637         123,888
------------------------------------------------------------------------------------------------------

Preferred stock, $.01 par value. Authorized 500,000 shares; none
  outstanding                                                                        -               -
Common stock, $.01 par value. Authorized 3,500,000 shares; issued
  1,914,075; outstanding 1,142,927 at March 31, 2003 and 1,138,029 at
  December 31, 2002                                                                 19              19
Additional paid in capital                                                      13,224          13,284
Retained earnings, substantially restricted                                     12,080          12,140
Treasury stock, at cost (771,148 shares at March 31, 2003 and 776,046
shares at December 31, 2002)                                                   (11,668)        (11,745)
Accumulated other comprehensive income                                             201             259
Unearned stock awards                                                              (49)            (52)
------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                      13,807          13,905
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $136,444        $137,793
------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.


                                                       NORTH BANCSHARES, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                                            (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    2003             2002
INTEREST INCOME:
Loans receivable                                                  $1,431           $1,719
Interest-bearing deposits and federal funds sold                      56               58
Securities available for sale                                        298              303
Dividend on FHLB stock and other interest income                      50               34
-----------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                              1,835            2,114
-----------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposit accounts                                                     587              720
Borrowed funds                                                       401              426
-----------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                               988            1,146
-----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                 847              968
PROVISION FOR LOAN LOSSES                                              -               18
-----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  847              950
-----------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Gain on sale of securities available for sale                         27                -
Gain on sale of mortgage loans held for sale                           7               11
Other non-interest income                                             89               74
-----------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                            123               85
-----------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Compensation and benefits                                            413              437
Occupancy expense                                                    123              110
Professional fees                                                     40               56
Data processing                                                       72               55
Advertising and promotion                                             29               24
Other non-interest expense                                           191              111
-----------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                           868              793
-----------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                           102              242
INCOME TAX EXPENSE                                                    36               85
-----------------------------------------------------------------------------------------
NET INCOME                                                          $ 66            $ 157
-----------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                               $.06             $.14
Diluted                                                             $.06             $.14
-----------------------------------------------------------------------------------------
AVERAGE SHARES OUTSTANDING:
Basic                                                          1,138,681        1,151,616
Diluted                                                        1,148,354        1,161,030
-----------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                           $8             $(95)
------------------------------------------------------------------------------------------

         See accompanying notes to unaudited condensed consolidated financial statements.


                                                         NORTH BANCSHARES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
                                               THREE MONTHS ENDED MARCH 31, 2002 AND 2003
                                                               (UNAUDITED)
                                                                                           Accumulated
                                                                                           other comp-            Common
                                                        Additional                         rehensive   Unearned   stock
                                               Common   paid in     Retained   Treasury    Income      stock      acquired
                                               Stock    capital     earnings   stock       (loss)      awards     by ESOP    Total
Balance at December 31, 2001                    $19      13,251      11,928    (11,552)      (42)         -      (111)      13,493
 Net income                                       -           -         157          -         -          -         -          157
 Change in accumulated other
  comprehensive income (loss)                     -           -           -          -      (252)         -         -         (252)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                        -           -           -          -         -          -         -          (95)
ESOP shares earned                                -          18           -          -         -          -        28           46
Stock awards earned                               -           -           -          -         -          4         -            4
Issuance of stock awards-5,000 shares             -         (11)          -         76         -        (65)        -            -
Purchase of treasury stock, 2,739 shares          -           -           -        (33)        -          -         -          (33)
Cash dividend ($.11 per share)                    -           -        (128)         -         -          -         -         (128)
Options exercised and reissuance of
  treasury stock, 5,000 shares                    -         (32)          -         76         -          -         -           44
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                        19      13,226      11,957    (11,433)     (294)       (61)      (83)      13,331
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                     19      13,284      12,140    (11,745)      259         52         -       13,905
 Net income                                       -           -          66          -         -          -         -           66
 Change in accumulated other
  comprehensive income (loss)                     -           -           -          -       (58)         -         -          (58)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                        -           -           -          -         -          -         -            8
Stock awards earned                               -           -           -          -         -          3         -            3
Purchase of treasury stock, 2,560 shares          -           -           -        (36)        -          -         -          (36)
Cash dividend ($.11 per share)                    -           -        (126)         -         -          -         -         (126)
Options exercised and reissuance of
 treasury stock, 7,458 shares                     -         (60)          -        113         -          -         -           53
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2003                       $19      13,224      12,080    (11,668)      201        (49)        -       13,807
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.

                                          NORTH BANCSHARES, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (IN THOUSANDS)
                                   FOR THE THREE MONTHS ENDED MARCH 31,

                                                                            2003           2002
Cash flows from operating activities:
  Net Income                                                                $ 66           $157
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                            21             29
     Provision for loan losses                                                 -             18
     Deferred loan fees, net of amortization                                  25              1
     Amortization of premiums and discounts, net                              (5)             2
     ESOP and stock awards expense                                             3             50
     FHLB stock dividend                                                     (50)           (40)
     Gain on sale of loans held for sale                                      (7)           (11)
     Gain on sale of securities available for sale                           (27)             -
     Net changes in loans held for sale                                        7             11
     Net change in accrued interest receivable                                19             (8)
     Other assets, net                                                       (55)           (88)
     Other liabilities, net                                                  539           (208)
------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                          536            (87)
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Maturities, repayments and calls of securities available for sale        1,797          3,944
  Purchase of securities available for sale                               (3,055)       (10,194)
  Proceeds from sales of securities available for sale                     3,027              -
  Loan originations and repayments, net                                    5,947           (511)
  Purchase of premises and equipment                                         (43)           (68)
------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                        7,673         (6,829)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in deposit accounts                                            (361)           281
  Proceeds from borrowed funds                                                 -          1,000
  Repayments of borrowed funds                                            (1,000)             -
  Net change in advance payments by borrowers for taxes and insurance       (417)          (362)
  Payment of common stock dividends                                         (126)          (128)
  Proceeds from stock options exercised                                       53             44
  Purchase of treasury stock                                                 (36)           (33)
------------------------------------------------------------------------------------------------
Net cash (used in) provided by  financing activities                      (1,887)           802
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       6,322         (6,114)
Cash and cash equivalents at beginning of period                          18,303         19,738
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $24,625        $13,624
------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash payments during the period for:
  Interest                                                                  $612           $756
  Taxes                                                                       40             60
------------------------------------------------------------------------------------------------

         See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10KSB filed with the Securities and Exchange Commission. The December 31, 2002 balance sheet presented herein has been derived from the audited financial statements included on the Company's 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

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

         In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments which are normal and recurring in nature and necessary for a fair presentation of the financial condition as of March 31, 2003 and results of operations for the three month periods ended March 31, 2003 and March 31, 2002, but are not necessarily indicative of the results which may be expected for the entire year.

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

(3)  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.
                                                     For the three months
                                                        ended March 31,

(In thousands, except share data)                     2003           2002
-----------------------------------------------------------------------------
Numerator:
Net Income                                              $66            157
Denominator:
Basic earnings per share-weighted average
  shares outstanding                               1,138,681      1,151,616
Effect of dilutive stock options outstanding (1)       9,475          9,414
Effect of dilutive stock awards outstanding (1)          198              -
Diluted earnings per share-adjusted weighted
  average shares outstanding                       1,148,354      1,161,030
Basic earnings per share                                 .06            .14
Diluted earnings per share                               .06            .14
==============================================================================

         (1) Only options and stock awards where the exercise price is below the current market price are included in calculating diluted earnings per share. Stock awards were only considered in the computation of diluted earnings per share for the three months ended March 31, 2003 because the effects of the assumed exercise would have been antidilutive in the other periods presented.

(4) Comprehensive income (loss)

         The Company's comprehensive income includes net income and other comprehensive income (loss) comprised of unrealized gains or losses on securities available for sale, net of tax effect, which are also recognized as separate components of equity.

(5) Stock Repurchase Program

         On April 18, 2002, the Company announced a stock repurchase program that amounts to 50,000 shares or approximately 4.3% of the outstanding shares. The Company intends to repurchase shares in open market transactions or in privately negotiated transactions until the program is complete. At March 31, 2003, 23,473 shares had been repurchased under this program at an average cost of $12.13 per share. Management continues to believe that stock repurchase programs provide enhanced value to both the Company and its stockholders.

(6) Dividend Declaration

         On January 22, 2003, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, which was paid on February 14, 2003 to stockholders of record on January 31, 2003. On April 15, 2003, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, to be paid on May 15, 2003 to stockholders of record on May 1, 2003.

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

         The OTS requires the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2003, the Bank's liquidity ratio was 29.4% compared with 24.8% at December 31, 2002. The increase in liquidity was primarily due to loan prepayments which were not reinvested into new loans at the end of the quarter.

         Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets and a risk-based capital standard expressed as a percentage of risk-adjusted assets. At March 31, 2003, the Bank exceeded all of its regulatory capital requirements. At such date, the Bank's core capital, tier 1 capital and risk-based capital of $13.2 million, $13.2 million and $13.5 million, respectively, exceeded the applicable minimum requirements by $7.7 million or 5.7%, $7.7 million or 5.7%, and $7.9 million or 10.7%, respectively.

         Certificates of deposit scheduled to mature in one year or less at March 31, 2003, totaled approximately $19.1 million. Management believes, based on its ability to adjust rates on those accounts to market levels, that a significant portion of such deposits will remain with the Company. The Company will continue to focus on shifting its liability mix from higher cost certificates of deposit to lower cost transaction accounts that do not earn interest and produce fee income. The Company will continue to use retail and brokered certificates of deposit as alternate funding sources.

Commitments and Contingencies

         At March 31, 2003, the Bank had $10.2 million in loan applications pending approval and closing and unused lines of credit totaling $10.5 million. The Bank leases a branch office in Wilmette, Illinois. Monthly rent and maintenance and tax payments amount to $2,358 per month. The Bank signed a lease for a free standing branch facility in a yet to be constructed shopping center in the Logan Square neighborhood of Chicago. The office will be approximately 2,000 square feet and will include a drive thru facility. The lease has an initial ten year term with an annual average cost of $82,000. In March, the Community Development Commission of the City of Chicago voted to rescind it's contract with the developer of the property and placed the property out for bid. The results of the City's request for proposals and their effect on the Bank is not known at this time. The Bank has also committed approximately $65,000 to capital improvement to the Bank's main office in order to address several deferred maintenance issues.

         The following tables disclose contractual obligations and commercial commitments of the Company as of March 31, 2003:



                                              Total        Less Than    1 - 3 Years    4 - 5 Years  Over 5
                                                           1 Year                                   Years
                                             -------------------------------------------------------------
FHLB advances                                $30,000          5,000         7,000          2,000    16,000
----------------------------------------------------------------------------------------------------------
Total contractual cash obligations           $30,000          5,000         7,000          2,000    16,000
==========================================================================================================


                                             Total Amounts  Less than   1 - 3 Years    4 - 5 Years   Over 5
                                             Committed      1 Year                                   Years
                                            ---------------------------------------------------------------
Lines of credit                              $10,524           328         1,628         8,568        0
Commitments to make loans                      8,772         8,772             0             0        0
Other commercial commitments (1)               1,428         1,428             0             0        0
-----------------------------------------------------------------------------------------------------------
Total commercial commitments                 $11,952         1,756        $1,628        $8,568       $0
===========================================================================================================

(1) Amounts primarily represent unfunded construction loans.


Changes In Financial Condition

         Total assets decreased by $1.4 million and amounted to $136.4 million at March 31, 2003 from $137.8 million at December 31, 2002. The decrease was primarily attributable to a $6.0 million decrease in loans receivable and a $1.8 million decerase in securities available for sale offset by a $6.3 million increase in cash and cash equivalents.

         Cash and cash equivalents increased by $6.3 million to $24.6 million at March 31, 2003 compared with $18.3 million at December 31, 2002. The increase was due primarily to a $7.2 million increase in federal funds sold. The increase in federal funds was the result of loan prepayments not reinvested into loans or securities at the end of the quarter.

         Net loans receivable decreased by $6.0 million and amounted to $80.5 million at March 31, 2003 compared with $86.5 million at December 31, 2002. The decrease was primarily attributable to higher levels of refinance activity as a result of the low interest rate environment and a decrease in originations. Equity lines of credit, that adjust to the prime rate, have increased by $2.0 million to $14.3 million at March 31, 2003 from $12.3 at December 31, 2002. The Bank originated $8.3 million in loans during the three months ended March 31, 2003 and recorded $14.2 million in repayments and $180,000 in loan sales compared with $13.5 million in originations, $12.4 in repayments and $509,000 in loan sales during the three months ended March 31, 2002. At March 31, 2003, the Bank had $10.2 million in loan applications pending approval and closing and $10.5 million in unused lines of credit. The total allowance for loan losses was $326,000 at March 31, 2003 and at December 31, 2002 and amounted to 0.40% and 0.38% respectively of loans receivable.

         Total deposits decreased by $361,000 and amounted to $89.8 million at March 31, 2003 compared with $90.2 million at December 31, 2002. The decrease was primarily due to a $1.0 million decrease in certificates of deposit partially offset by a $700,000 increase in checking and money market accounts. The weighted average cost of deposits decreased to 2.75% at March 31, 2003 from 3.46% at March 31, 2002.

         Borrowed funds decreased by $1.0 million and amounted to $30.0 million at March 31, 2003 compared with $31.0 million at December 31, 2002. The Bank anticipates repaying an additional $2.5 million in FHLB borrowings during the second quarter of 2003.

         Stockholders' equity was $13.8 million at March 31, 2003 compared with $13.9 million at December 31, 2002. The slight decrease was primarily attributable to a $58,000 decrease in accumulated other comprehensive income due primarily to the sale of securities available for sale and a $60,000 decrease in retained earnings as a result of dividends of $126,000 exceeding net income of $66,000.

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

                                                                   Three Months Ended March 31,

                                                             2003                             2002
                                               ------------------------------------------------------------
                                                           Interest  Average             Interest   Average
                                                  Average  Earned\   Yield\   Average    Earned\    Yield\
                                                  Balance  Paid      Cost     Balance    Paid       Cost
                                               ------------------------------------------------------------
                                                                     (Dollars in thousands)
                                                      --------------------------------------------------


Interest-earnings assets:
  Loans receivable(1)                             $84,165  $1,431     6.80%   $93,177    $1,719      7.38%
  Securities available for sale                    29,966     348     4.65     24,376       337      5.53
  Federal funds sold and interest-earning
    deposits                                       19,639      56     1.14     14,496        58      1.60
---------------------------------------------------------------------------------------------------------
Total interest-earning assets                     133,770   1,835     5.49    132,049     2,114      6.40
Non-interest-earning assets                         4,302                       3,665
---------------------------------------------------------------------------------------------------------
Total Assets                                     $138,072                    $135,714
---------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  MMDA & NOW accounts                              27,357      81     1.18     26,609       146      2.15
  Passbook accounts                                12,437      33     1.06     12,020        59      1.96
  Certificate accounts                             45,607     473     4.15     44,628       515      4.62
  Borrowed funds                                   30,750     401     5.22     32,000       426      5.33
---------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                116,151     988     3.40    115,257     1,146      3.98
Non-interest bearing deposits                       4,910                       4,272
Other liabilities                                   3,153                       2,712
---------------------------------------------------------------------------------------------------------
Total liabilities                                 124,214                     122,241
Stockholders' equity                               13,858                      13,473
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity       $138,072                    $135,714
---------------------------------------------------------------------------------------------------------
Net interest income/interest rate spread (2)                  847     2.09%                 968      2.42%
---------------------------------------------------------------------------------------------------------
Net earning assets/net interest margin (3)        $17,619             2.53%   $16,792                2.93%
---------------------------------------------------------------------------------------------------------
Percentage of interest-earning assets                      115.17%                       114.57%
to interest-bearing liabilities
---------------------------------------------------------------------------------------------------------

1. Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.
2. Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
3. Net interest margin represents net interest income divided by average interest-earning assets.

Comparison Of Operating Results For The Three Months Ended March 31, 2003 And March 31, 2002

         General. Net income decreased by $91,000 to $66,000 for the three months ended March 31, 2003 from $157,000 for the three months ended
March 31, 2002. Both basic and diluted earnings per share decreased to $.06 for the three months ended March 31, 2003 from $.14 for the three months ended March 31, 2002. The decrease was primarily attributable to a $121,000 decrease in net interest income and a $75,000 increase in non-interest expense. These items were partially offset by a $38,000 increase in non-interest income and a $49,000 decrease in income tax expense.

         Interest Income. Interest income decreased by $279,000 to $1.8 million for the three months ended March 31, 2003 from $2.1 million for the three months ended March 31, 2002. There was a decrease in the annualized yield on average interest-earning assets to 5.49% for the three months ended March 31, 2003 from 6.40% for the three months ended March 31, 2002. The decrease was primarily attributable to higher rate loans prepaid or refinanced as a result of the decline in interest rates that began in 2001 and has continued through 2003.

         Interest Expense. Interest expense decreased $158,000 and amounted to $1.0 million for the three months ended March 31, 2003 from $1.1 million for the three months ended March 31, 2002. The annualized average cost of interest-bearing liabilities decreased to 3.40% for the three months ended March 31, 2003 from 3.98% for the three months ended March 31, 2002. The decrease was due primarily to a decrease in the average cost of certificates of deposit to 4.15% for the three months ended March 31, 2003 from 4.62% for the three months ended March 31, 2002. There were also decreases in the cost of all other categories of interest-bearing liabilities, primarily attributable to the decline in interest rates that occurred during the year 2001 and has continued through 2003.

         Provision For Loan Losses. The Company did not add to its allowance for loan losses for the quarter ended March 31, 2003 compared with $18,000 for the quarter ended March 31, 2002. The lack of a provision was primarily attributable to no loans delinquent over 60 days at March 31, 2003,a decrease total loans receivable and in the amount of commercial real estate loans in the portfolio, which by their nature generally experience higher rates of losses than single family loans. The allowance for loan losses was $326,000 at both March 31, 2003 and December 31, 2002 and amounted to .40% of loans receivable and .38% of loans receivable, respectively. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of theregulatory authorities toward allowance levels and inflation.

         On a quarterly basis, management of the Bank meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses was at a level to absorb probable incurred losses on existing loans at March 31, 2003, there can be no assurance that such losses will not exceed estimated amounts.

         Non-Interest Income. Non-interest income increased by $38,000 to $123,000 for the three months ended March 31, 2003 compared with $85,000 for the three months ended March 31, 2002. The increase was primarily attributable to a $27,000 increase in gain on the sale of securities held for sale.

         Non-Interest Expense. Non-interest expense increased by $75,000 to $868,000 for the three months ended March 31, 2003 compared with $793,000 for the three months ended March 31, 2002. The increase was primarily attributable to a $67,000 charge related to an embezzlement by a former employee that was discovered this quarter. The Company anticipates recovering approximately $17,000 from insurance and is pursuing criminal and civil actions to recover the balance. In the quarter ended March 31, 2003, the Company made several changes to its internal controls to address the embezzlement that was discovered during the quarter. The areas addressed were supervisory authority, the issuance of checks for large withdrawals and accounting department review of large transactions. This was partially offset by a $24,000 decrease in compensation and benefits and a $16,000 decrease in professional fees. The decrease in compensation and benefits was primarily related to a decrease in ESOP expense due to the repayment of the loan that funded the Employee Stock Ownership Plan in the fourth quarter of 2002.

         Income Tax Expense. Income tax expense decreased by $49,000 to $36,000 for the three months ended March 31, 2003 from $85,000 for the three months ended March 31, 2002. The decrease in expense was primarily related to a decrease in pretax income.


ITEM 3. CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in Internal Controls: In the quarter ended March 31, 2003, the Company made several changes to its internal controls to address the embezzlement that was discovered during the quarter. The areas addressed were supervisory authority, the issuance of checks for large withdrawals and accounting department review of large transactions.

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

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (A) Form 8-K dated January 22, 2003, Registrant issued a press release dated January 22, 2003 regarding first quarter 2003 earnings, the declaration of a regular quarterly dividend and the date of the annual stockholders meeting.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NORTH BANCSHARES, INC.
                                               (Registrant)



Date   May 15, 2003                        /S/ Joseph A. Graber
    -------------------                    --------------------------
                                           Joseph A. Graber
                                           President and Chief Executive Officer




Date   May 15, 2003                        /S/ Martin W. Trofimuk
    -------------------                    --------------------------
                                           Martin W. Trofimuk
                                           Vice President, Treasurer and
                                           Chief Financial Officer




                                CERTIFICATION


         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of North Bancshares, Inc. (the "Company") that the Quarterly Report on Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.



Dated:   May 15, 2003                      /S/ Joseph A. Graber
      ----------------                     -------------------------
                                           Joseph A. Graber
                                           President and Chief Executive Officer



Dated:   May 15, 2003                      /S/ Martin W. Trofimuk
      ----------------                     -------------------------
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

Date:    May 15, 2003


                                    /S/ Joseph A. Graber
                                    ----------------------
                                    Joseph A. Graber, President and
                                    Chief Executive Officer

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

Date:      May 15, 2003


                                     /S/ Martin W. Trofimuk
                                     -------------------------
                                     Martin W. Trofimuk, Vice President,
                                     Treasurer and Chief Financial Officer