Form 10QSB
period 2003-06-30
NORTH BANCSHARES INC
filed 2003-08-13
CIK 912623

UNITED STATES
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003


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

                    Yes (X)                   No ( )


     As of July 31, 2003, there were 1,143,881 outstanding shares of the Registrant's Common Stock.

     Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

                             NORTH BANCSHARES, INC.

                                Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)

         Item 1.  Condensed Consolidated Financial Statements               3
                  Notes to Condensed Consolidated Financial Statements      7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8

         Item 3.  Controls and Procedures                                  14

         Item 4.  New Accounting Pronouncements                            14


Part II - OTHER INFORMATION

         Item 1. Legal Proceedings                                         14

         Item 2. Changes in Securities                                     14

         Item 3. Defaults Upon Senior Securities                           15

         Item 4. Submission of Matters to a Vote of Security Holders       15

         Item 5. Other Information                                         15

         Item 6. Exhibits and Reports                                      15


FORM 10-QSB SIGNATURE PAGE                                                 16

CERTIFICATIONS                                                             17

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          NORTH BANCSHARES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    (IN THOUSANDS, EXCEPT SHARE DATA)
                                              (UNAUDITED)

  ASSETS                                                             JUNE 30, 2003    DEC 31, 2002
Cash and due from Banks                                                     $2,460         $ 1,629
Interest-bearing deposits                                                    6,219           4,338
Federal funds sold                                                          12,830          12,253
Investment in dollar denominated mutual funds                                   87              83
--------------------------------------------------------------------------------------------------
TOTAL CASH AND CASH EQUIVALENTS                                             21,596          18,303

Securities available for sale                                               23,673          26,875
Stock in Federal Home Loan Bank of Chicago                                   4,113           3,999
Loans receivable, net of allowance for loan losses of $326 at
   June 30, 2003 and  December 31, 2002                                     81,565          86,464
Accrued interest receivable                                                    403             503
Premises and equipment, net                                                    895             850
Other assets                                                                   831             799
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               133,076         137,793
--------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
Deposits
   Interest-bearing                                                         82,260          85,074
   Non-interest-bearing                                                      6,354           5,076
Borrowed Funds                                                              27,500          31,000
Advance payments by borrowers for taxes and insurance                          744             871
Accrued interest payable and other liabilities                               2,594           1,867
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                          119,452         123,888
--------------------------------------------------------------------------------------------------

Preferred stock, $.01 par value. Authorized 500,000 shares; none
  outstanding                                                                    -               -
Common stock, $.01 par value. Authorized 3,500,000 shares; issued
  1,914,075; outstanding 1,142,927 at June 30, 2003 and 1,138,029 at
December 31, 2002                                                               19              19
Additional paid in capital                                                  13,224          13,284
Retained earnings, substantially restricted                                 12,025          12,140
Treasury stock, at cost (771,148 shares at June 30, 2003 and 776,046
shares at December 31, 2002)                                               (11,668)        (11,745)
Accumulated other comprehensive income                                          70             259
Unearned stock awards                                                          (46)            (52)
--------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                  13,624          13,905
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $133,076        $137,793
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


                                                NORTH BANCSHARES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                                     2003         2002            2003          2002
INTEREST INCOME:
 Loans receivable                                                  $1,306        $1,690          2,737         3,409
 Interest-bearing deposits and federal funds sold                      61            36            117            94
 Securities available for sale                                        271           359            569           662
 Dividend on FHLB stock and other interest income                      64            48            114            82
--------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                               1,702         2,133          3,537         4,247
--------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
 Deposit accounts                                                     528           687          1,115         1,407
 Borrowed funds                                                       384           443            785           869
--------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                912         1,130          1,900         2,276
--------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                  790         1,003          1,637         1,971
PROVISION FOR LOAN LOSSES                                               -            10              -            28
--------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   790           993          1,637         1,943
--------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
 Gain on sale of securities available for sale                         37            20             64            20
 Gain on sale of mortgage loans held for sale                          52            14             59            25
 Service charges and other non-interest income                         98            79            187           153
--------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                             187           113            310           198
--------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
 Compensation and benefits                                            469           459            882           896
 Occupancy expense                                                    119           116            242           226
 Professional fees                                                     46            64             86           120
 Data processing                                                       74            69            146           124
 Advertising and promotion                                             34            31             63            55
 Other non-interest expense                                           131           149            322           260
--------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                            873           888          1,741         1,681
--------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                            104           218            206           460
INCOME TAX EXPENSE                                                     34            85             70           170
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $70          $133            136           290
--------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
 Basic                                                               $.06          $.11            .12           .25
 Diluted                                                             $.06          $.11            .12           .25
--------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic                                                          1,140,427     1,148,605      1,139,683     1,150,732
 Diluted                                                        1,151,936     1,164,359      1,150,234     1,166,191
--------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                         $(61)          $519           (53)           424
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.


                                                        NORTH BANCSHARES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
                                                 SIX MONTHS ENDED JUNE 30, 2002 AND 2003
                                                               (UNAUDITED)
                                                                                       Accumulated
                                                                                       other comp-            Common
                                                      Additional                       rehensive   Unearned   stock
                                             Common    paid in   Retained    Treasury  Income      stock      acquired
                                              Stock    capital   earnings    stock     (loss)      awards     by ESOP     Total
Balance at December 31, 2001                    $19    13,251    11,928      (11,552)    (42)        -         (111)      13,493
 Net income                                       -         -       290            -       -         -            -          290
 Change in accumulated other
  comprehensive income (loss)                     -         -         -            -     134         -            -          134
--------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                        -         -         -            -       -         -            -          424
ESOP shares earned                                -        37         -            -       -         -           55           92
Stock awards earned                               -         -         -            -       -         6            -            6
Issuance of stock awards-5,000 shares             -       (11)        -           76       -       (65)           -            -
Purchase of treasury stock, 8,743 shares          -         -         -         (108)      -         -            -         (108)
Cash dividend ($.22 per share)                    -         -      (256)           -       -         -            -         (256)
Options exercised and reissuance of
  treasury stock, 5,000 shares                    -       (32)        -           76       -         -            -           44
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                         19    13,245    11,962      (11,508)     92       (59)         (56)      13,695
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                     19    13,284    12,140      (11,745)    259       (52)           -       13,905
 Net income                                       -         -       136            -       -         -            -          136
 Change in accumulated other
  comprehensive income (loss)                     -         -         -            -    (189)        -            -         (189)
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                 -         -         -            -       -         -            -          (53)
Stock awards earned                               -         -         -            -       -         6            -            6
Purchase of treasury stock, 2,560 shares          -         -         -          (36)      -         -            -          (36)
Cash dividend ($.22 per share)                    -         -      (251)           -       -         -            -         (251)
Options exercised and reissuance of
    treasury stock, 7,458 shares                  -       (60)        -          113       -         -            -           53
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                        $19    13,224    12,025      (11,668)     70       (46)           -       13,624
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.


                                             NORTH BANCSHARES, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                 (IN THOUSANDS)
                                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                     2003             2002
Cash flows from operating activities:
  Net Income                                                         $ 136            $290
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                      54              54
     Provision for loan losses                                           -              28
     Deferred loan fees, net of amortization                          (116)              7
     Amortization of premiums and discounts, net                        56             128
     ESOP and stock awards expense                                       6              98
     FHLB stock dividend                                              (114)            (74)
     Gain on sale of loans held for sale                               (59)            (25)
     Gain on sale of securities available for sale                     (64)            (20)
     Net changes in loans held for sale                                 59              25
     Net change in accrued interest receivable                         100             (26)
     Other assets, net                                                 (33)           (128)
     Other liabilities, net                                            422           1,053
-------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                    447           1,410
-------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Maturities, repayments and calls of securities
   available for sale                                                8,353           4,944
  Purchase of securities available for sale                        (10,527)        (16,356)
  Proceeds from sales of securities available for sale               5,500           1,022
  Loan originations and repayments, net                              5,015          (2,293)
  Purchase of Federal Home Loan Bank stock                               -          (1,000)
  Purchase of premises and equipment                                   (98)           (157)
-------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                  8,243         (13,840)
-------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in deposit accounts                                    (1,536)          3,915
  Proceeds from borrowed funds                                           -           2,500
  Repayments of borrowed funds                                      (3,500)              -
  Net change in advance payments by borrowers for taxes
   and insurance                                                      (127)            200
  Payment of common stock dividends                                   (251)           (256)
  Proceeds from stock options exercised                                 53              44
  Purchase of treasury stock                                           (36)           (108)
-------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                 (5,397)          6,295
-------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 3,293          (6,135)
Cash and cash equivalents at beginning of period                    18,303          19,738
-------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $21,596         $13,603
-------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash payments during the period for:
  Interest                                                          $1,365          $1,720
  Taxes                                                                140             180
------------------------------------------------------------------------------------------

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

         To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, mortgage servicing rights, and status of contingencies are particularly subject to change.

         In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments which are normal and recurring in nature and necessary for a fair presentation of the financial condition as of June 30, 2003 and results of operations for the six month periods ended June 30, 2003 and June 30, 2002, but are not necessarily indicative of the results which may be expected for the entire year.

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

(In thousands, except share data)                        2003           2002          2003          2002
----------------------------------------------------------------------------------------------------------
Numerator:
Net Income                                                  $70            133          136            290
Denominator:
Basic earnings per share-weighted average
     shares outstanding                               1,140,427      1,148,605    1,139,683      1,150,732
Effect of dilutive stock options outstanding (1)         11,345         15,754       10,414         15,459
Effect of dilutive stock awards outstanding (1)             164              -          137              -
Diluted earnings per share-adjusted weighted
       average shares outstanding                     1,151,936      1,164,359    1,150,234      1,166,191
Basic earnings per share                                    .06            .11          .12            .25
Diluted earnings per share                                  .06            .11          .12            .25
===========================================================================================================

         (1) Only options and stock awards where the exercise price is below the current market price are included in calculating diluted earnings per share. Stock awards were only considered in the computation of diluted earnings per share for the three and six month periods ended June 30, 2003 because the effects of the assumed exercise would have been antidilutive in the other periods presented.

(4)  Stock Compensation

         Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                  For the three months ended      For the six months ended
                                                           June 30,                       June 30,
                                                    2003               2002         2003            2002
                                                    ----               ----         ----            ----
Net income as reported                             $ 70                $133         $136            $290
Deduct:  Stock-based compensation expense
  determined under fair value based method            4                 n/a            4             n/a
Pro forma net income                               $ 66                $133         $132            $290

Basic earnings per share as reported                .06                 .11          .12             .25
Pro forma basic earnings per share                  .06                 .11          .12             .25

Diluted earnings per share as reported              .06                 .11          .12             .25
Pro forma diluted earnings per share                .06                 .11          .12             .25

     The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                   2003               2002
                                                   ----               ----

Risk-free interest rate                            3.91%               n/a%
Expected option life                                  8                n/a
Expected stock price volatility                    7.15%               n/a
Dividend yield                                     3.01%               n/a%


(5) Comprehensive income (loss)

     The Company's comprehensive income includes net income and other comprehensive income (loss) comprised of unrealized gains or losses on securities available for sale, net of tax effect, which are also recognized as separate components of equity.

(6) Stock Repurchase Program

     On April 18, 2002, the Company announced a stock repurchase program that amounts to 50,000 shares or approximately 4.4% of the outstanding shares. The Company intends to repurchase shares in open market transactions or in privately negotiated transactions until the program is complete. At June 30, 2003, 23,473 shares had been repurchased under this program at an average cost of $12.13 per share. Management continues to believe that stock repurchase programs provide enhanced value to both the Company and its stockholders.

(7) Dividend Declaration

     On April 15, 2003, the Company announced that the Board of Directors declared a quarterly dividend of $.11 per share, which was paid on May 15, 2003 to stockholders of record on May 1, 2003. On July 15, 2003, the Company announced that the Board of Directors declared a quarterly dividend of $.08 per share, to be paid on August 15, 2003 to stockholders of record on August 1, 2003. The decrease in the dividend reflects results of operations for the first quarter of 2003.


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

     The OTS requires the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At June 30, 2003, the Bank's liquidity ratio was 27.1% compared with 24.8% at December 31, 2002. The increase in liquidity was primarily due to loan and security prepayments which were not reinvested at the end of the quarter.

     Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets and a risk-based capital standard expressed as a percentage of risk-adjusted assets. At June 30, 2003, the Bank exceeded all of its regulatory capital requirements. At such date, the Bank's core capital, tier 1 capital and risk-based capital of $13.1 million, $13.1 million and $13.4 million, respectively, exceeded the applicable minimum requirements by $7.8 million or 5.9%, $7.8 million or 5.9%, and $7.0 million or 8.8%, respectively.

     Certificates of deposit scheduled to mature in one year or less at June 30, 2003, totaled approximately $17.2 million. Management believes, based on its ability to adjust rates on those accounts to market levels, that a significant portion of such deposits will remain with the Company. The Company will continue to focus on shifting its liability mix from higher cost certificates of deposit to lower cost transaction accounts that do not earn interest and produce fee income. The Company will continue to use retail and brokered certificates of deposit as alternate funding sources.

Commitments and Contingencies

     At June 30, 2003, the Bank had $10.2 million in loan applications pending approval and closing and unused lines of credit totaling $12.1 million. The Bank leases a branch office in Wilmette, Illinois. Monthly rent and maintenance and tax payments amount to $2,358 per month. In the third quarter of 2002, the Bank signed a lease for a free standing branch facility in a yet to be constructed shopping center in the Logan Square neighborhood of Chicago. The office would be approximately 2,000 square feet and include a drive thru facility. The lease has an initial ten year term with an annual average cost of $82,000. In March of 2003, the Community Development Commission of the City of Chicago voted to rescind it's contract with the developer of the property and placed the property out for bid. Four of the bids submitted to the City included a branch of the Bank as part of their proposals. The results of the request for proposals and their effect on the Bank is not known at this time.

     The following tables disclose contractual obligations and commercial commitments of the Company as of June 30, 2003:

                                             Total    Less Than 1   1 - 3 Years    4 - 5 Years    Over 5
                                                         Year                                     Years
                                             -----------------------------------------------------------
FHLB advances                               $27,500      2,500         9,000           -          16,000
--------------------------------------------------------------------------------------------------------
Total contractual cash obligations          $27,500      2,500         9,000           -          16,000
========================================================================================================


                                           Total Amounts  Less than 1  1 - 3 Years  4 - 5 Years   Over 5
                                            Committed        Year                                 Years
                                           -------------------------------------------------------------
Lines of credit                            $12,072           212           658        11,202        0
Commitments to make loans                    7,448         7,448
Other commercial commitments (1)             2,757         2,757             0             0        0
--------------------------------------------------------------------------------------------------------
Total commercial commitments               $22,277       $10,417          $658       $11,202       $0
========================================================================================================

(1) Amounts primarily represent unfunded construction loans.

Changes In Financial Condition

     Total assets decreased by $4.7 million and amounted to $133.1 million at June 30, 2003 from $137.8 million at December 31, 2002. The decrease was primarily attributable to a $4.9 million decrease in loans receivable and a $3.2 million decrease in securities available for sale offset by a $3.3 million increase in cash and cash equivalents.

     Cash and cash equivalents increased by $3.3 million to $21.6 million at June 30, 2003 compared with $18.3 million at December 31, 2002. The increase was due primarily to a $1.9 million increase in interest bearing deposits and a $831,000 increase in cash and due from banks. The increase was the result of loan and security prepayments not reinvested at the end of the quarter.

     Net loans receivable decreased by $4.9 million and amounted to $81.6 million at June 30, 2003 compared with $86.5 million at December 31, 2002. The decrease was primarily attributable to higher levels of refinance activity as a result of the low interest rate environment and a decrease in originations. Equity lines of credit, that adjust to the prime rate, have increased by $4.1 million to $16.4 million at June 30, 2003 from $12.3 million at December 31, 2002. The Bank originated $25.8 million in loans during the six months ended June 30, 2003 and recorded $29.4 million in repayments and $1.5 million in loan sales compared with $24.1 million in originations, $20.1 in repayments and $1.7 million in loan sales during the six months ended June 30, 2002. At June 30, 2003, the Bank had $10.2 million in loan applications pending approval and closing and $12.1 million in unused lines of credit. The total allowance for loan losses was $326,000 at June 30, 2003 and December 31, 2002 and amounted to 0.40% and 0.38% respectively of loans receivable.

     Total deposits decreased by $1.6 million and amounted to $88.6 million at June 30, 2003 compared with $90.2 million at December 31, 2002. The decrease was due to a $4.3 million decrease in certificates of deposits primarily as a result of the repayment of a $2.5 million brokered certificate of deposit which matured during the quarter. The decrease was partially offset by a $2.2 million increase in checking and money market accounts.

     Borrowed funds decreased by $3.5 million and amounted to $27.5 million at June 30, 2003 compared with $31.0 million at December 31, 2002. The decrease was attributable to repayment of matured FHLB borrowings during the six months ended June 30, 2003.

     Stockholders' equity was $13.6 million at June 30, 2003 compared with $13.9 million at December 31, 2002. The slight decrease was primarily attributable to a $189,000 decrease in accumulated other comprehensive income due primarily to the sale of securities available for sale and a $115,000 decrease in retained earnings as a result of dividends of $251,000 exceeding net income of $136,000.

Average Balance Sheet

     The following table presents certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yield. Average yields and costs for the three and six month periods presented are annualized for presentation purposes.

                                           Three Months Ended June          Six Months Ended June 30,

                                           2003                   2002                     2003                     2002
                               ----------------------------------------------------------------------------------------------------
                                        Interest Average         Interest Average          Interest Average         Interest Average
                                Average Earned\  Yield\  Average Earned\  Yield\   Average Earned\  Yield\  Average Earned\  Yield\
                                Balance Paid     Cost    Balance Paid     Cost     Balance Paid     Cost    Balance Paid     Cost
                               -----------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
                                               -------------------------------------------------------------

Interest-earnings assets:
  Loans receivable(1)            $81,214 $1,306  6.43%  $94,990  $1,690   7.12%   $83,003  $2,737   6.59%   $94,107  $3,409   7.24%
  Securities available for sale   28,654    335  4.68    30,744     407   5.30     29,369     683   4.65     27,609     744   5.39
  Interest- earning deposits and
   federal funds sold             20,460     61  1.19     9,296      36   1.55     19,679     117   1.19     12,037      94   1.56
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets    130,328  1,702  5.21   135,030   2,133   6.31    132,051   3,537   5.36    133,753   4,247   6.35
Non-interest-earning assets        4,723                  4,153                     4,527                     3,873
-----------------------------------------------------------------------------------------------------------------------------------
Total Assets                    $135,051               $139,183                  $136,578                  $137,626
-----------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  MMDA & NOW accounts             27,420     69  1.01   27,804     149    2.14     27,370     149   1.09     27,206     296   2.18
  Passbook accounts               12,605     20  0.63   12,162      54    1.78     12,539      53   0.85     12,060     113   1.87
  Certificate accounts            43,999    439  3.99   44,626     484    4.34     44,768     913   4.08     44,688     998   4.47
  Borrowed funds                  28,500    384  5.39   33,500     443    5.29     29,571     785   5.31     32,750     869   5.31
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilitie                     112,524    912  3.24  118,092   1,130    3.81    114,248   1,900   3.33    116,704   2,276   3.90
Non-interest bearing deposits      5,655                 4,304                      5,352                     4,327
Other liabilities                  3,140                 3,274                      3,185                     3,079
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                121,319               125,670                    122,785                   124,110
Stockholders' equity              13,732                13,513                     13,793                    13,516
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity           $135,051              $139,183                   $136,578                  $137,626
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income/interest
 rate spread (2)                            790 1.98%           1,003     2.49%             1,637   2.03%             1,971   2.45%
-----------------------------------------------------------------------------------------------------------------------------------
Net earning assets/net interest
  margin (3)                     $17,804        2.42%  $16,938            2.97%   $17,803           2.48%   $17,049           2.95%
-----------------------------------------------------------------------------------------------------------------------------------
Percentage of interest-earning
 assets to interest-bearing
 liabilities                             115.82%               114.34%                     115.58%                    114.61%
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


Comparison Of Operating Results For The Three Months Ended June 30, 2003 And June 30, 2002

     General. Net income decreased by $63,000 and amounted to $70,000 for the three months ended June 30, 2003 from $133,000 for the three months ended June 30, 2002. Basic and diluted earnings per share decreased to $.06 for the three months ended June 30, 2003 from $.11 for the three months ended June 30, 2002. The decrease in net income and earnings per share was primarily related to a $203,000 decrease in net interest income after provision for loan losses, partially offset by a $51,000 decrease in income tax expense.

     Interest Income. Interest income decreased by $431,000 and amounted to $1.7 million for the three months ended June 30, 2003 from $2.1 million for the three months ended June 30, 2002. There was a decrease in the annualized yield on average interest-earning assets to 5.22% for the three months ended June 30, 2003 from 6.32% for the three months ended June 30, 2002. The decrease was primarily attributable to the decline in interest rates that has resulted in the repricing of interest earning assets at rates which are near 50 year lows. In addition, there was a $13.8 million decrease in average loans receivable from $95.0 million for the three months ended June 30, 2002 to $$81.2 million for the three months ended June 30, 2003, due primarily to refinance activity. The repayments associated with the refinance activity were reinvested into lower-yielding interest-earning deposits and federal funds.

     Interest Expense. Interest expense decreased $218,000 and amounted to $912,000 for the three months ended June 30, 2003 from $1.1 million for the three months ended June 30, 2002. The annualized average cost of interest-bearing liabilities decreased to 3.24% for the three months ended June 30, 2003 from 3.83% for the three months ended June 30, 2002. The decrease was due primarily to a decrease in the average cost of NOW accounts and money market deposit accounts from 2.14% for the three months ended June 30, 2002 to 1.01% for the three months ended June 30, 2003. There were also decreases in the average cost of all other categories of interest-bearing deposits, primarily attributable to the decline in interest rates. In addition, there was a $5.5 million decrease in average interest- bearing liabilities primarily due to a reduction in borrowed funds.

     Provision For Loan Losses. The Company did not add to its allowance for loan losses for the quarter ended June 30, 2003 compared with a $10,000 for the quarter ended June 30, 2002. The lack of a provision was primarily attributable to a decrease in total loans receivable and in the amount of commercial real estate loans in the portfolio, which by their nature generally experience higher rates of losses than single family loans. There was one loan that was delinquent 60 days or more at June 30, 2003 and amounted to $159,000. The allowance for loan losses was $326,000 at both June 30, 2003 and December 31, 2002 and amounted to .40% of loans receivable and .38% of loans receivable, respectively. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward allowance levels and inflation.

     On a quarterly basis, management of the Bank meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the bank to provide additions to the allowance based upon judgements which differ from those of management. Although management believes the allowance for loan losses was at a level to absorb probable incurred losses on existing loans at June 30, 2003, there can be no assurance that such losses will not exceed estimated amounts.

     Non-Interest Income. Non-interest income increased by $74,000 and amounted to $187,000 for the three months ended June 30, 2003 compared with $113,000 for the three months ended June 30, 2002. The increase was primarily attributable to a $17,000 increase in gain on sale of securities available for sale, and a $38,000 increase in gains on sale of mortgage loans held for sale. The increase in gains on the sale of mortgage loans is primarily due to increased sales of low rate long-term fixed rate mortgages into the secondary market.

     Non-Interest Expense. Non-interest expense decreased by $15,000 to $873,000 for the quarter ended June 30, 2003 compared with $888,000 for the quarter ended June 30, 2002. The decrease was primarily attributable to decreases in other non-interest expense and professional fees .

     Income Tax Expense. Income tax expense decreased by $51,000 and amounted to $34,000 for the three months ended June 30, 2002 from $85,000 for the three months ended June 30, 2002. The decrease in expense was primarily related to a decrease in pretax income.

Comparison Of Operating Results For The Six Months Ended June 30, 2003 And June 30, 2002

     General. Net income decreased by $154,000 and amounted to $136,000 for the six months ended June 30, 2003 compared with $290,000 for the six months ended June 30, 2002. Basic and diluted earnings per share decreased by $.13 and amounted to $.12 for the six months ended June 30, 2003 compared with $.25 per share for the six months ended June 30, 2002. The decrease was primarily attributable to a $306,000 decrease in net interest income after provision for loan losses primarily attributable to the decline in interest rates that has had a negative effect on the Bank's net interest margin.

     Interest Income. Interest income decreased by $710,000 and amounted to $3.5 million for the six months ended June 30, 2003 compared with $4.2 million for the six months ended June 30, 2002. The decrease was primarily attributable to an decrease in the annualized yield on average interest-earning assets to 5.36% for the six months ended June 30, 2003 from 6.35% for the six months ended June 30, 2002. The decrease in the annualized yield was primarily attributable to a decline in market rates that has resulted in the repricing of interest earning assets at rates which are near 50 year lows. In addition, there was a $11.1 million decrease in average loans receivable from $94.1 million for the six months ended June 30, 2002 to $83.0 million for the six months ended June 30, 2003 resulting primarily from refinance activity. The repayments associated with the refinance activity were reinvested into lower- yielding interest-earning deposit and federal funds.

     Interest Expense. Interest expense decreased $376,000 and amounted to $1.9 million for the six months ended June 30, 2003 compared with $2.3 million for the six months ended June 30, 2002. The decrease was primarily attributable to a decrease in the average cost of interest-bearing liabilities to 3.33% for the six months ended June 30, 2003 from 3.90% for the six months ended June 30, 2002 due primarily to a decrease in the average cost of NOW and money market deposit accounts. In addition, the average cost of certificates of deposit also decreased during the period. In addition, there was a $2.5 million decrease in average interest-bearing liabilities primarily due to a reduction in borrowed funds.

     Provision For Loan Losses. The Company did not add to its allowance for loan losses for the six months ended June 30, 2003 compared with $28,000 for the six months ended June 30, 2002. The lack of a provision was primarily attributable to a decrease in total loans receivable and in the amount of commercial real estate loans in the portfolio, which by their nature generally experience higher rates of losses than single family loans. There was one loan that was delinquent 60 days or more at June 30, 2003 and amounted to $159,000. The allowance for loan losses was $326,000 at both June 30, 2003 and December 31, 2002 and amounted to .40% of loans receivable and .38% of loans receivable, respectively. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward allowance levels and inflation.

     On a quarterly basis, management of the Bank meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the bank to provide additions to the allowance based upon judgements which differ from those of management. Although management believes the allowance for loan losses was at a level to absorb probable incurred losses on existing loans at June 30, 2003, there can be no assurance that such losses will not exceed estimated amounts.

     Non-Interest Income. Non-interest income increased $112,000 and amounted to $310,000 for the six months ended June 30, 2003 compared with $198,000 for the six months ended June 30, 2002. The increase was primarily attributable to a $34,000 increase in gain on the sale of mortgage loans held for sale and a $44,000 increase in gain on sale of investment securities available for sale. The increase in gains on the sale of mortgage loans is primarily due to increased sales of low rate long-term fixed rate mortgages into the secondary market.

     Non-Interest Expense. Non-interest expense increased $60,000 and amounted to $1.7 million for the six months ended June 30, 2003 and June 30, 2002. The increase was primarily attributable to a $67,000 charge recorded during the first quarter which was related to an embezzlement by a former employee. The Company anticipates recovering approximately $17,000 from insurance and $6,000 from frozen assets and has obtained a judgement against the individual to recover the balance. In the quarter ended March 31, 2003, the Company made several changes to its internal controls to address the embezzlement that was discovered during the quarter. The areas addressed were supervisory authority, the issuance of checks for large withdrawals and accounting department review of large transactions. This charge was partially offset by a $34,000 decrease in professional fees and a $14,000 decrease in compensation and benefits expense primarily related to a decrease in ESOP expense due to the repayment of the loan that funded the Employee Stock Ownership Plan in the fourth quarter of 2002. Management continues to evaluate and implement cost saving measures that are intended to improve performance on an on going basis..

     Income Tax Expense. Income tax expense decreased $100,000 and amounted to $70,000 for the six months ended June 30, 2003 compared with $170,000 for the six months ended June 30, 2002. The decrease was primarily attributable to a decrease in pre-tax income.

     New Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Because the Company does not have these instruments or is only nominally involved in these instruments, the new accounting standards will not materially affect the Company's operating results or financial condition.

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

     (b) Changes in Internal Controls: In the quarter ended June 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.


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

     None

Item 3. Defaults Upon Senior Debt

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     On April 25, 2003, the annual meeting of stockholders was held. At the meeting, Gregory W. Rose and Mark W. Ferstel were elected to serve as directors with terms expiring in 2006. Continuing on as directors were Mary Ann Hass and Joseph A. Graber whose terms will expire in 2004 and Elmer L. Hass, Robert H. Rusher and Frank J. Donati whose terms will expire in 2005. In addition, the stockholders ratified the appointment of Crowe, Chizek and Company LLC as the Company's independent auditors for the fiscal year ending December 31, 2003.

     The voting on each item presented at the annual meeting was as follows:


Election of Directors                       For       Withheld
                                            ---       --------
Gregory W. Rose                             938,102   133,113
Mark W. Ferstel                             940,802   130,413

                                                                         Broker
                                                                         Non-
Ratification of the appointment of Crowe,   For       Against   Abstain  Votes
Chizek and Company, LLC as the Company's    ---       -------   -------  ------
auditors for the fiscal year ending
ending December 31, 2003                    1,047,525  20,667     3,023    None

                                                                         Broker
                                                                         Non-
                                            For        Against  Abstain  Votes
                                            ---        -------  -------  ------
The stockholder proposal regarding the
composition of the board of directors         183,738  515,841   55,835 252,899


Item 5. Other Information

     None

Item 6. Exhibits and Reports

     (A) Exhibits
     31.1 Certification of Chief Executive Officer Pursuant to
          Rule 13a-14a and 15d-14a.
     31.1 Certification of Chief Financial Officer Pursuant to
          Rule 13a-14a and 15d-14a.

     32.1 Certifications of Chief Executive Officer and Chief financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B) Form 8-K dated April 15, 2003, Registrant issued a press release dated April 15, 2003 regarding first quarter 2003 earnings and the declaration of a regular quarterly dividend.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NORTH BANCSHARES, INC.
                                             (Registrant)



Date   August 13, 2003                    /S/ Joseph A. Graber
    --------------------                  ---------------------
                                          Joseph A. Graber
                                          President and Chief Executive Officer




Date   August 13, 2003                    /S/ Martin W. Trofimuk
    --------------------                  -----------------------
                                          Martin W. Trofimuk
                                          Vice President, Treasurer and
                                          Chief Financial Officer

Exhibit 31.1

                                CERTIFICATION

     I, Joseph A. Graber, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of North Bancshares, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly represent in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the small business issuer and have;

     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors;

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuers's internal control over financial reporting.


Date:    August 13, 2003

                                  /S/ Joseph A. Graber
                                  -----------------------------------
                                  Joseph A. Graber, President and
                                  Chief Executive Officer

Exhibit 31.1

                             CERTIFICATION

     I, Martin W. Trofimuk, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of North Bancshares, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly represent in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the small business issuer and have;

     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors;

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuers's internal control over financial reporting.


Date:    August 13, 2003


                                    /S/ Martin W. Trofimuk
                                    -----------------------------
                                    Martin W. Trofimuk, Vice President,
                                    Treasurer and Chief Financial Officer

Exhibit 32




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



Dated:   August 13, 2003                 /S/ Joseph A. Graber
      ---------------------              --------------------
                                         Joseph A. Graber
                                         President and Chief Executive Officer



Dated:   August 13, 2003                /S/ Martin W. Trofimuk
      ---------------------             ----------------------
                                        Martin W. Trofimuk
                                        Vice President, Treasurer and
                                        Chief Financial Officer