Form 10QSB
period 2003-09-30
NORTH BANCSHARES INC
filed 2003-11-13
CIK 912623

UNITED STATES
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003


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

                       Yes (X)                   No ( )


      As of October 31, 2003, there were 1,144,695 outstanding shares of the Registrant's Common Stock.

      Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

                             NORTH BANCSHARES, INC.

                                Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)

         Item 1.  Condensed Consolidated Financial Statements               3
                  Notes to Condensed Consolidated Financial Statements      7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8

         Item 3.  Controls and Procedures                                  14

         Item 4.  New Accounting Pronouncements                            14


Part II - OTHER INFORMATION

         Item 1. Legal Proceedings                                         15

         Item 2. Changes in Securities                                     15

         Item 3. Defaults Upon Senior Securities                           15

         Item 4. Submission of Matters to a Vote of Security Holders       15

         Item 5. Other Information                                         15

         Item 6. Exhibits and Reports                                      15


FORM 10-QSB SIGNATURE PAGE                                                 16

CERTIFICATIONS                                                             17

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   NORTH BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (IN THOUSANDS, EXCEPT SHARE DATA)
                                      (UNAUDITED)

ASSETS                                                  SEPT 30, 2003   DEC 31, 2002
Cash and due from Banks                                        $2,986        $ 1,629
Interest-bearing deposits                                       2,516          4,338
Federal funds sold                                              3,410         12,253
Investment in dollar denominated mutual funds                      95             83
------------------------------------------------------------------------------------
TOTAL CASH AND CASH EQUIVALENTS                                 9,007         18,303
Securities available for sale                                  24,888         26,875
Stock in Federal Home Loan Bank of Chicago                      4,179          3,999
Loans receivable, net of allowance for loan losses
 of $326 at September 30, 2003 and  December 31, 2002          89,623         86,464
Accrued interest receivable                                       452            503
Premises and equipment, net                                       877            850
Other assets                                                      955            799
------------------------------------------------------------------------------------
TOTAL ASSETS                                                  129,981        137,793
------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------
Deposits
   Interest-bearing                                            80,772         85,074
   Non-interest-bearing                                         5,515          5,076
Borrowed Funds                                                 27,500         31,000
Advance payments by borrowers for taxes and insurance             305            871
Accrued interest payable and other liabilities                  2,286          1,867
------------------------------------------------------------------------------------
TOTAL LIABILITIES                                             116,378        123,888
------------------------------------------------------------------------------------

Preferred stock, $.01 par value. Authorized 500,000
 shares; none outstanding                                           -              -
Common stock, $.01 par value. Authorized 3,500,000
 shares; issued 1,914,075; outstanding 1,151,995 at
 September 30, 2003 and 1,138,029 at December 31, 2002             19             19
Additional paid in capital                                     13,163         13,284
Retained earnings, substantially restricted                    12,026         12,140
Treasury stock, at cost (762,080 shares at September
 30, 2003 and 776,046 shares at December 31, 2002)            (11,523)       (11,745)
Accumulated other comprehensive (loss) income                     (40)           259
Unearned stock awards                                             (42)           (52)
------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                     13,603         13,905
------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $129,981       $137,793
------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.

                                                       NORTH BANCSHARES, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                                            (UNAUDITED)

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPT 30,                    SEPT 30,
                                                              2003          2002           2003         2002

INTEREST INCOME:
Loans receivable                                            $1,309        $1,688          4,046         5,097
Interest-bearing deposits and federal funds sold                35            42            152           136
Securities available for sale                                  245           369            814         1,031
Dividend on FHLB stock and other interest income                67            50            181           132
-------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                        1,656         2,149          5,193         6,396
-------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposit accounts                                               478           655          1,593         2,063
Borrowed funds                                                 380           443          1,165         1,311
-------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                         858         1,098          2,758         3,374
-------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES           798         1,051          2,435         3,022
PROVISION FOR LOAN LOSSES                                        -             -              -            28
-------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            798         1,051          2,435         2,994
-------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Gain (loss) on sale of securities available for sale           (3)            98             61           118
Gain on sale of mortgage loans held for sale                     -            16             59            41
Other non-interest income                                       99            88            286           241
-------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                       96           202            406           400
-------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Compensation and benefits                                      404           476          1,286         1,372
Occupancy expense                                              101           110            343           336
Professional fees                                               38            56            124           176
Data processing                                                 67            66            213           190
Advertising and promotion                                       20            18             83            73
Other non-interest expense                                     111           120            433           380
-------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                     741           846          2,482         2,527
-------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                     153           407            359           867
INCOME TAX EXPENSE                                              60           165            130           335
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $93          $242            229           532
-------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                         $.08          $.21            .20           .46
Diluted                                                       $.08          $.21            .20           .46
-------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                    1,143,123     1,150,321      1,140,908     1,152,765
Diluted                                                  1,144,048     1,170,468      1,147,646     1,168,263
-------------------------------------------------------------------------------------------------------------
COMPREHENSIVE (LOSS) INCOME                                  $(18)          $409           (70)           833
-------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.

                                                         NORTH BANCSHARES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
                                              NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
                                                               (UNAUDITED)
                                                                                  Accumulated
                                                                                  other comp-          Common
                                                    Additional                    rehensive  Unearned  stock
                                            Common  paid in   Retained  Treasury  Income     stock     acquired
                                            Stock   capital   earnings  stock     (loss)     awards    by ESOP   Total
Balance at December 31, 2001                $19     13,251    11,928   (11,552)   (42)        -        (111)    13,493
 Net income                                   -          -       532         -      -         -           -        532
 Change in accumulated other
  comprehensive income (loss)                 -          -         -         -    301         -           -        301
----------------------------------------------------------------------------------------------------------------------
Total comprehensive income                    -          -         -         -      -         -           -        833
ESOP shares earned                            -         56         -         -      -         -          83        139
Stock awards earned                           -          -         -         -      -        10           -         10
Issuance of stock awards-5,000 shares         -        (11)        -        76      -       (65)          -          -
Purchase of treasury stock, 8,743 shares      -          -         -      (345)     -         -           -       (345)
Cash dividend ($.33 per share)                -          -      (383)        -      -         -           -       (383)
Options exercised and reissuance of
  treasury stock, 5,000 shares                -        (32)        -        76      -         -           -         44
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                19     13,264    12,077   (11,745)   259       (55)        (28)    13,791
----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                 19     13,284    12,140   (11,745)   259       (52)          -     13,905
 Net income                                   -          -       229         -      -         -           -        229
 Change in accumulated other
  comprehensive income (loss)                 -          -         -         -   (299)        -           -       (299)
----------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)             -          -         -         -      -         -           -        (70)
Stock awards earned                           -          -         -         -      -        10           -         10
Purchase of treasury stock, 3,554 shares      -          -         -       (52)     -         -           -        (52)
Cash dividend ($.30 per share)                -          -      (343)        -      -         -           -       (343)
Options exercised and reissuance of
  treasury stock, 18,120 shares               -       (121)        -       174      -         -           -        153
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003               $19     13,163    12,026   (11,523)   (40)      (42)          -     13,603
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.

                                          NORTH BANCSHARES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (IN THOUSANDS)
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                    2003           2002
Cash flows from operating activities:
  Net Income                                                       $ 229          $ 532
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                    79             86
     Provision for loan losses                                         -             28
     Deferred loan fees, net of amortization                         219            (14)
     Amortization of premiums and discounts, net                    (123)            62
     ESOP and stock awards expense                                    10            150
     FHLB stock dividend                                            (180)          (121)
     Gain on sale of loans held for sale                             (59)           (41)
     Gain on sale of securities available for sale                   (61)          (118)
     Net changes in loans held for sale                               59             41
     Net change in accrued interest receivable                        51             64
     Other assets, net                                              (156)          (179)
     Other liabilities, net                                         (333)           301
---------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                 (265)           791
---------------------------------------------------------------------------------------
Cash flows from investing activities:
  Maturities, repayments and calls of securities
   available for sale                                             12,228          6,498
  Purchase of securities available for sale                      (15,556)       (22,300)
  Proceeds from sales of securities available for sale             5,952          6,265
  Loan originations and repayments, net                           (3,378)           835
  Purchase of Federal Home Loan Bank stock                             -         (1,000)
  Purchase of premises and equipment                                (106)          (204)
---------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                 (860)        (9,906)
---------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in deposit accounts                                  (3,863)         4,370
  Proceeds from borrowed funds                                         -         15,000
  Repayments of borrowed funds                                    (3,500)       (14,100)
  Net change in advance payments by borrowers for taxes
    and insurance                                                   (566)           392
  Payment of common stock dividends                                 (343)          (385)
  Proceeds from stock options exercised                              153             49
  Purchase of treasury stock                                         (52)          (318)
---------------------------------------------------------------------------------------
Net cash (used in) provided by  financing activities              (8,171)         5,008
---------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents              (9,296)         9,456
Cash and cash equivalents at beginning of period                  18,303          9,084
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $9,007        $18,540
---------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash payments during the period for:
  Interest                                                        $1,925         $3,520
  Taxes                                                              140            460
---------------------------------------------------------------------------------------

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

         In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments which are normal and recurring in nature and necessary for a fair presentation of the financial condition as of September 30, 2003 and results of operations for the three and nine month periods ended September 30, 2003 and September 30, 2002, but are not necessarily indicative of the results which may be expected for the entire year.

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

                                                    For the three months      For the nine months
                                                    ended September 30,       ended September 30,

(In thousands, except share data)                      2003         2002          2003         2002
---------------------------------------------------------------------------------------------------
Numerator:
Net Income                                              $93          242           229          532
Denominator:
Basic earnings per share-weighted average
       shares outstanding                         1,143,123    1,150,321     1,140,908    1,152,765
Effect of dilutive stock options outstanding (1)        761       20,147         6,601       15,498
Effect of dilutive stock awards outstanding (1)         164            -           137            -
Diluted earnings per share-adjusted weighted
       average shares outstanding                 1,144,048    1,170,468     1,147,646    1,168,263
Basic earnings per share                                .08          .21           .20          .46
Diluted earnings per share                              .08          .21           .20          .46
===================================================================================================

         (1) Only options and stock awards where the exercise price is below the current market price are included in calculating diluted earnings per share. Stock awards were only considered in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2003 because the effects of the assumed exercise would have been antidilutive in the other periods presented.

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

                                                       For the three months ended   For the nine months ended
                                                              September 30,                September 30,

                                                        2003               2002      2003              2002
                                                        ----               ----      ----              ----
Net income as reported                                 $ 93                $242      $229              $532
Deduct:  Stock-based compensation expense
  determined under fair value based method                4                   -         4                 -
Pro forma net income                                   $ 89                $242      $225              $532

Basic earnings per share as reported                    .08                 .21       .20               .46
Pro forma basic earnings per share                      .08                 .21       .20               .46

Diluted earnings per share as reported                  .08                 .21       .20               .46
Pro forma diluted earnings per share                    .08                 .21       .20               .46

     The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                         2003
                                                         ----

Risk-free interest rate                                  3.91%
Expected option life                                        8
Expected stock price volatility                          7.15%
Dividend yield                                           3.01%


(5) Comprehensive income (loss)

     The Company's comprehensive income includes net income and other comprehensive income (loss) comprised of unrealized gains or losses on securities available for sale, net of tax effect, which are also recognized as separate components of equity.

(6) Stock Repurchase Program

     On April 18, 2002, the Company announced a stock repurchase program that amounts to 50,000 shares or approximately 4.4% of the outstanding shares. The Company intends to repurchase shares in open market transactions or in privately negotiated transactions until the program is complete. At September 30, 2003, 24,467 shares had been repurchased under this program at an average cost of $12.25 per share. Management continues to believe that stock repurchase programs provide enhanced value to both the Company and its stockholders.

(7) Dividend Declaration

     On July 15, 2003, the Company announced that the Board of Directors declared a quarterly dividend of $.08 per share, which was paid on August 15, 2003 to stockholders of record on August 1, 2003. On October 16, 2003, the Company announced that the Board of Directors declared a quarterly dividend of $.08 per share, to be paid on November 14, 2003 to stockholders of record on October 31, 2003.


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

     The OTS requires the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At September 30, 2003, the Bank's liquidity ratio was 15.9% compared with 24.8% at December 31, 2002. The decrease in liquidity was primarily due to a decrease in federal funds sold.

     Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets and a risk-based capital standard expressed as a percentage of risk-adjusted assets. At September 30, 2003, the Bank exceeded all of its regulatory capital requirements. At such date, the Bank's core capital, tier 1 capital and risk-based capital of $13.1 million, $13.1 million and $13.4 million, respectively, exceeded the applicable minimum requirements by $7.9 million or 6.2%, $7.9 million or 6.2%, and $6.9 million or 8.6%, respectively.

     Certificates of deposit scheduled to mature in one year or less at September 30, 2003, totaled approximately $17.8 million. Management believes, based on its ability to adjust rates on those accounts to market levels, that a significant portion of such deposits will remain with the Company. The Company will continue to focus on shifting its liability mix from higher cost certificates of deposit to lower cost transaction accounts that do not earn interest and produce fee income. The Company will continue to use retail and brokered certificates of deposit as alternate funding sources.

Commitments and Contingencies

     At September 30, 2003, the Bank had $9.2 million in loan applications pending approval and closing and unused lines of credit totaling $14.0 million. The Bank leases a branch office in Wilmette, Illinois. Monthly rent and maintenance and tax payments amount to $2,358 per month.

     The following tables disclose contractual obligations and commercial commitments of the Company as of September 30, 2003:

                                        Total    Less Than 1   1 - 3 Years    4 - 5 Years   Over 5
                                                    Year                                    Years
                                        ----------------------------------------------------------
FHLB advances                           $27,500   2,500         9,000              -        16,000
--------------------------------------------------------------------------------------------------
Total contractual cash obligations      $27,500   2,500         9,000              -        16,000
==================================================================================================


                                        Total Amounts Less than 1 1 - 3 Years  4 - 5 Years  Over 5
                                          Committed      Year                               Years
                                        ----------------------------------------------------------
Lines of credit                         $14,013          237         856         12,920          0
Commitments to make loans                 1,654        1,654           0              0          0
Other commercial commitments              7,592        7,592           0              0          0
--------------------------------------------------------------------------------------------------
Total commitments                       $23,259       $9,483        $856        $12,920         $0
==================================================================================================


Changes In Financial Condition

     Total assets decreased by $7.8 million and amounted to $130.0 million at September 30, 2003 from $137.8 million at December 31, 2002. The decrease was primarily attributable to a $9.3 million decrease in cash and cash equivalents.

     Cash and cash equivalents decreased by $9.3 million to $9.0 million at September 30, 2003 compared with $18.3 million at December 31, 2002. The decrease was due primarily to a $8.9 million decrease in federal funds sold. The funds were used primarily to repay $3.5 million in higher cost FHLB advances and a $2.5 million brokered certificate of deposit.

     Net loans receivable increased by $3.1 million and amounted to $89.6 million at September 30, 2003 compared with $86.5 million at December 31, 2002. The $3.1 million increase was due primarily to a $6.3 million increase in utstanding equity lines of credit partially offset by a $2.2 million decrease in one to four family loans and a $1.0 million decrease in multi-family loans. Equity line of credit loans, that adjust to the prime rate or prime rate plus a margin increased to $18.6 million at September 30, 2003 from $12.3 million at December 31, 2002. The Bank originated $47.0 million in loans during the nine month period ended September 30, 2003 and recorded $42.1 million in repayments and $1.5 million in loan sales compared with $32.4 million in originations, $31.1 million in repayments and $2.1 million in loan sales during the nine month period ended September 30, 2002. At September 30, 2003, the Bank had $9.2 million in loan applications pending approval or closing and $14.0 million in unused lines of credit. The Company did not add to the allowance for loan losses during the quarter ended September 30, 2003 or September 30, 2002, due primarily to a decrease in total loans receivable. The total allowance for loan losses amounted to $326,000 or 0.36% of loans receivable at September 30, 2003 compared with $326,000 and 0.35% of loans receivable at September 30, 2002.

     Total deposits decreased by $3.9 million and amounted to $86.3 million at September 30, 2003 compared with $90.2 million at December 31, 2002. The decrease was due primarily to a $4.5 million decrease in certificates of deposit primarily attributable to the repayment of a higher cost $2.5 million brokered certificate of Deposit. This decrease was partially offset by a $500,000 increase in checking and money market accounts. The weighted average cost of deposits decreased to 2.30% at September 30, 2003 from 3.06% at September 30, 2002.

     Borrowed funds decreased by $3.5 million and amounted to $27.5 million at September 30, 2003 compared with $31.0 million at December 31, 2002. The decrease is attributable to repayment of higher cost FHLB advances that matured during the nine month period.

     Stockholders' equity was $13.6 million at September 30, 2003 compared with $13.9 million at December 31, 2002. The slight decrease was primarily attributable to a $299,000 decrease in accumulated other comprehensive income due primarily to the increase in interest rates that occurred during the third quarter and the resulting negative effect on the available for sale securities portfolio. Treasury stock decreased by $222,000 primarily due to the exercise of stock options. In addition, there was a $114,000 decrease in retained earnings due to net income of $229,000 that was offset by $343,000 in dividend payments. Book value per share decreased to $11.81 at September 30, 2003 compared with $12.22 at December 31, 2002.


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

                                       Three Months Ended September 30,        Nine Months Ended September 30,
                                         2003                   2002               2003                2002
                               ------------------------------------------------------------------------------------------
                                         Interest Average         Interest Average         Interest Average        Interest Average
                                Average  Earned\  Yield\  Average Earned\  Yield\  Average Earned\  Yield\ Average Earned\  Yield\
                                Balance   Paid     Cost   Balance  Paid    Cost    Balance  Paid    Cost   Balance  Paid    Cost
                               ---------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
                                         ---------------------------------------------------------------------
Interest-earnings assets:
Loans receivable(1)            $84,798   $1,309   6.17%   $94,053  $1,688  7.17%  $83,865  $4,046   6.43%  $93,928  $5,097  7.23%
Securities available for sale   28,628      312   4.36     32,716     419  5.14    29,177     995    4.55   29,228   1,163  5.31
Interest-earning deposits and
 federal funds sold             13,697       35   1.02     10,545      42  1.59    17,343     152    1.17   11,499     136   1.58
---------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets  127,123    1,656   5.21     37,314   2,149  6.21    30,385   5,193    5.31   34,655   6,396   6.33
Non-interest-earning assets      4,690                      4,501                   4,637                    3,248
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                  $131,813                   $141,815                $135,022                 $137,903
---------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  MMDA & NOW accounts           26,879       57   0.85     28,300     119  1.68    27,157     206    1.01   27,514     415   2.01
  Passbook accounts             12,960       17   0.52     12,223      48  1.57    12,651      70    0.74   12,118     161   1.77
  Certificate accounts          41,667      404   3.88     45,490     488  4.29    43,839   1,317    4.01   44,882   1,487   4.42
  Borrowed funds                27,500      380   5.53     33,000     443  5.37    28,950   1,165    5.37   32,700   1,311   5.35
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                   109,006      858   3.11     19,013   1,098  3.69    12,597   2,758    3.27   17,214   3,374   3.84
Non-interest bearing deposits    5,875                      4,833                   5,464                    4,485
Other liabilities                3,434                      4,169                   3,269                    2,593
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities              118,315                    128,015                 121,330                  124,292
Stockholders' equity            13,498                     13,800                  13,692                   13,611
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity         $131,813                   $141,815                $135,022                 $137,903
---------------------------------------------------------------------------------------------------------------------------------
Net interest income/interest
 rate spread (2)                            798    2.06%            1,051  2.57%             2,435   2.04%           3,022   2.49%
---------------------------------------------------------------------------------------------------------------------------------
Net earning assets/net
 interest margin (3)           $18,117             2.51%  $18,301          3.06%  $17,788            2.49% $17,441           2.99%
---------------------------------------------------------------------------------------------------------------------------------
Percentage of interest-earning
 assets to interest-bearing
 liabilities                             116.62%                   115.38%                  115.80%                 114.88%
---------------------------------------------------------------------------------------------------------------------------------

1. Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.
2. Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
3. Net interest margin represents net interest income divided by average interest-earning assets.


Comparison Of Operating Results For The Three Months Ended September 30, 2003 And September 30, 2002

     General. Net income decreased by $149,000 and amounted to $93,000 for the three months ended September 30, 2003 from $242,000 for the three months ended September 30, 2002. Basic and diluted earnings per share decreased to $.08 for the three months ended September 30, 2003 from $.21 for the three months ended September 30, 2002. The decrease in net income and earnings per share was primarily related to a $253,000 decrease in net interest income, partially offset by a $105,000 decrease in total non-interest expense.

     Interest Income. Interest income decreased by $493,000 and amounted to $1.7 million for the three months ended September 30, 2003 from $2.2 million for the three months ended September 30, 2002. There was a decrease in the annualized yield on average interest-earning assets to 5.21% for the three months ended September 30, 2003 from 6.26% for the three months ended September 30, 2002. The decrease was primarily attributable to the decline in interest rates that has resulted in the repricing of interest earning assets at rates which are near 50 year lows. In addition, there was a $9.3 million decrease in average loans receivable from $94.1 million for the three months ended September 30, 2002 to $84.8 million for the three months ended September 30, 2003, due primarily to refinance activity. The repayments associated with the refinance activity were reinvested into lower-yielding interest-earning deposits and federal funds.

     Interest Expense. Interest expense decreased $240,000 and amounted to $858,000 for the three months ended September 30, 2003 from $1.1 million for the three months ended September 30, 2002. The annualized average cost of interest-bearing liabilities decreased to 3.15% for the three months ended September 30, 2003 from 3.69% for the three months ended September 30, 2002. The decrease was due primarily to a decrease in the average cost of NOW accounts and money market deposit accounts from 1.68% for the three months ended September 30, 2002 to 0.85% for the three months ended September 30, 2003. There were also decreases in the average cost of all other categories of interest-bearing deposits, primarily attributable to the decline in interest rates. In addition, there was a $10.0 million decrease in average interest-bearing liabilities primarily due to a reduction in borrowed funds and certificate accounts.

     Provision For Loan Losses. The Company did not add to its allowance for loan losses for the quarters ended September 30, 2003 or September 30, 2002. The lack of a provision was primarily attributable to a decrease in total loans receivable and in the amount of commercial real estate loans in the portfolio, which by their nature generally experience higher rates of losses than single family loans. There were no loans that were delinquent 60 days or more at September 30, 2003. The allowance for loan losses was $326,000 at both September 30, 2003 and December 31, 2002 and amounted to .36% of loans receivable and .38% of loans receivable, respectively. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non- performing loans are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward allowance levels and inflation.

     On a quarterly basis, management of the Bank meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the bank to provide additions to the allowance based upon judgements which differ from those of management. Although management believes the allowance for loan losses was at a level to absorb probable incurred losses on existing loans at September 30, 2003, there can be no assurance that such losses will not exceed estimated amounts.

     Non-Interest Income. Non-interest income decreased by $106,000 to $96,000 for the quarter ended September 30, 2003 compared with $202,000 for the quarter ended September 30, 2002. The decrease was primarily attributable to a $101,000 decrease in gain on sale of securities available for sale.

     Non-Interest Expense. Non-interest expense decreased by $105,000 to $741,000 for the quarter ended September 30, 2003 compared with $846,000 for the quarter ended September 30, 2002. The decrease was primarily attributable to decreases in compensation and benefits expense, professional fees and other non-interest expense. The decrease in compensation and benefits expense was primarily due to the absence of expense associated with the Company's ESOP plan and a reduction in staff. Expense control measures implemented during the first and second quarters of the year accounted for the decrease in professional fees and other non-interest expense.

     Income Tax Expense. Income tax expense decreased by $105,000 and amounted to $60,000 for the three months ended September 30, 2002 from $165,000 for the three months ended September 30, 2002. The decrease in expense was primarily related to a decrease in pretax income.

Comparison Of Operating Results For The Nine Months Ended September 30, 2003 And September 30, 2002

     General. Net income decreased by $303,000 and amounted to $229,000 for the nine months ended September 30, 2003 compared with $532,000 for the nine months ended September 30, 2002. Basic and diluted earnings per share decreased by $.16 and amounted to $.20 for the nine months ended September 30, 2003 compared with $.46 per share for the nine months ended September 30, 2002. The decrease was primarily attributable to a $559,000 decrease in net interest income after provision for loan losses primarily attributable to the decline in interest rates that has had a negative effect on the Bank's net interest margin.

     Interest Income. Interest income decreased by $1.2 million and amounted to $5.2 million for the nine months ended September 30, 2003 compared with $6.4 million for the nine months ended September 30, 2002. The decrease was primarily attributable to an decrease in the annualized yield on average interest-earning assets to 5.31% for the nine months ended September 30, 2003 from 6.33% for the nine months ended September 30, 2002. The decrease in the annualized yield was primarily attributable to a decline in market rates that has resulted in the repricing of interest earning assets at rates which are near 50 year lows. In addition, there was a $10.0 million decrease in average loans receivable from $93.9 million for the nine months ended September 30, 2002 to $83.9 million for the nine months ended September 30, 2003 resulting primarily from refinance activity. The repayments associated with the refinance activity were reinvested into lower-yielding interest-earning deposit and federal funds.

     Interest Expense. Interest expense decreased $616,000 and amounted to $2.8 million for the nine months ended September 30, 2003 compared with $3.4 million for the nine months ended September 30, 2002. The decrease was primarily attributable to a decrease in the average cost of interest-bearing liabilities to 3.27% for the nine months ended September 30, 2003 from 3.84% for the nine months ended September 30, 2002 due primarily to a decrease in the average cost of NOW and money market deposit accounts. In addition, the average cost of certificates of deposit also decreased during the period. There was also a $4.6 million decrease in average interest-bearing liabilities primarily due to a reduction in borrowed funds.

     Provision For Loan Losses. The Company did not add to its allowance for loan losses for the nine months ended September 30, 2003 compared with $28,000 for the nine months ended September 30, 2002. The lack of a provision was primarily attributable to a decrease in total loans receivable and in the amount of commercial real estate loans in the portfolio, which by their nature generally experience higher rates of losses than single family loans. There were no loans that were delinquent 60 days or more at September 30, 2003. The allowance for loan losses was $326,000 at both September 30, 2003 and December 31, 2002 and amounted to .36% of loans receivable and .38% of loans receivable, respectively. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward allowance levels and inflation.

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

     Non-Interest Income. Non-interest income increased $6,000 and amounted to $406,000 for the nine months ended September 30, 2003 compared with $400,000 for the nine months ended September 30, 2002. There was a $45,000 increase in other non-interest income due primarily to fees associated with equity lines of credit. This increase was partially offset by a $39,000 decrease in gains on sales of securities available for sale and mortgage loans held for sale.

     Non-Interest Expense. Non-interest expense decreased $45,000 and amounted to $2.5 million for the nine months ended September 30, 2003 and September 30, 2002. The decrease was primarily attributable to an $86,000 decrease in compensation and benefits expense and a $52,000 decrease in professional fees. The decrease in compensation and benefits expense was primarily due to the absence of expense associated with the Company's ESOP plan and a reduction in staff. These decreases were partially offset by $53,000 increase in other non-interest expense primarily related to a $67,000 charge recorded during the first quarter which was related to an embezzlement by a former employee. The Company has recovered $6,000 from frozen assets and anticipates recovering approximately $17,000 from insurance during the fourth quarter. A judgement against the individual to recover the balance has been filed. Management continues to evaluate and implement cost saving measures that are intended to improve performance on an on going basis.

     Income Tax Expense. Income tax expense decreased $205,000 and amounted to $130,000 for the nine months ended September 30, 2003 compared with $335,000 for the nine months ended September 30, 2002. The decrease was primarily attributable to a decrease in pre-tax income.

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

     (b) Changes in Internal Controls: In the quarter ended September 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 4. New Accounting Pronouncements

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of SFAS No. 5, 57, and 107 and Rescission of FIN 34. This Interpretation clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements in interim or annual reports for periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. The application of this Interpretation did not have a material impact on the Company's consolidated statement of financial condition or consolidated statement of income.

     In January 2003, FASB issued FIN 46, "Consolidation of Variable Interest Entities. FIN 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. FIN 46 is effective immediately for VIEs created after January 31, 2003. FIN 46 is effective immediately for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN 46 will apply in the first interim period or fiscal year beginning after September 15, 2003. The implementation of FIN 46 did not have an impact on the Company's consolidated statement of financial condition or consolidated statement of income.

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

     (B) Form 8-K dated July 15, 2003, Registrant issued a press release dated July 15, 2003 regarding second quarter 2003 earnings and the declaration of a regular quarterly dividend. Form 8-K dated October 16, 2003, Registrant issued a press release dated October 16, 2003 regarding the declaration of a regular quarterly dividend and consideration by the board of directors of deregistration of the Company's stock.

                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NORTH BANCSHARES, INC.
                                           (Registrant)



Date   November 13, 2003                   /S/ Joseph A. Graber
    -------------------------              ---------------------
                                           Joseph A. Graber
                                           President and Chief Executive Officer




Date   November 13, 2003                   /S/ Martin W. Trofimuk
    -------------------------              -----------------------
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


Date:    November 13, 2003

                               /S/ Joseph A. Graber
                               --------------------------------
                               Joseph A. Graber, President and
                               Chief Executive Officer

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


Date:    November 13, 2003


                                    /S/ Martin W. Trofimuk
                                    ----------------------------
                                    Martin W. Trofimuk, Vice President,
                                    Treasurer and Chief Financial Officer

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



Dated:   November 13, 2003               /S/ Joseph A. Graber
      -----------------------            --------------------
                                         Joseph A. Graber
                                         President and Chief Executive Officer



Dated:   November 13, 2003               /S/ Martin W. Trofimuk
      -----------------------            ----------------------
                                         Martin W. Trofimuk
                                         Vice President, Treasurer and
                                         Chief Financial Officer