Form 10KSB
period 2003-12-31
NORTH BANCSHARES INC
filed 2004-03-29
CIK 912623

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer had $7.5 million in gross income for the year ended December 31, 2003.

     As of March 1, 2004, there were issued and outstanding 1,144,695 shares of the Issuer's Common Stock. The aggre gate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq Stock Market as of March 1, 2004 was approximately $11,859,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB--Portions of Annual Report to Stockholders for the fiscal year ended December 31, 2003 PART III of Form 10-KSB--Portions of Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2003.

================================================================================

                                      INDEX

PART I                                                                      PAGE
                                                                            ----

        Item 1.  Description of Business                                      2

        Item 2.  Description of Properties                                   23

        Item 3.  Legal Proceedings                                           23

        Item 4.  Submission of Matters to a Vote of Security Holders         23

PART II

        Item 5.  Market for Registrant's Common Equity and Related
                     Stockholder Matters                                     23

        Item 6.  Management's Discussion and Analysis or Plan of
                     Operation                                               23

        Item 7.  Financial Statements                                        23

        Item 8.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosures                    23

        Item 8A. Controls and Procedures                                     23

PART III

        Item 9.  Directors, Executive Officers, Promoters and
                     Control Person; Compliance with Section 16(a)
                     of the Exchange Act                                     23

        Item 10. Executive Compensation                                      24

        Item 11. Security Ownership of Certain Beneficial Owners
                     and Management                                          24

        Item 12. Certain Relationships and Related Transactions              24

        Item 13. Exhibits and Reports on Form 8-K                            25

        Item 14. Principal Accountant Fees and Services                      25

SIGNATURES                                                                   26

CERTIFICATIONS                                                               27

EXHIBIT INDEX                                                                29

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         North Bancshares, Inc. (the "Company" or "North Bancshares") is a Delaware corporation which was organized in 1993 by North Federal Savings Bank ("North Federal" or the "Bank") for the purpose of becoming the Bank's holding company. The Company owns all of the capital stock of the Bank, which was issued on December 21, 1993 in connection with the Bank's conversion from the mutual to the stock form of organization (the "Conversion"). There were 1,144,695 shares of Company common stock outstanding at December 31, 2003. The Bank was organized in 1886 and converted to a federal mutual savings bank in 1986. The Bank amended its charter in December 1993 in connection with the Conversion to become a federal stock savings bank. All references to the Company, unless otherwise indicated, at or before December 21, 1993 refer to the Bank. The Company's common stock is quoted on The Nasdaq Stock Market under the symbol "NBSI".

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

         The Company serves the Chicago metropolitan area through its two retail banking offices located in Chicago and Wilmette, Illinois. At December 31, 2003, the Company had total consolidated assets of $133.7 million, deposits of $91.0 million, and stockholders' equity of $13.5 million.

         The Company is an independent community-oriented financial institution offering a variety of financial services to meet the needs of the communities which it serves. The Company attracts retail deposits from the general public, obtains brokered deposits or borrows funds from available sources and invests those funds primarily in first mortgages on owner-occupied and non-owner occupied one- to four-family residences, multi- family properties, commercial real estate, consumer loans and mortgage-backed and investment securities. The Company also originates or acquires participations in multi-family and commercial loans.

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

FORWARD-LOOKING STATEMENTS

         When used in this Annual Report on Form 10-KSB and in other filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," " will likely result," "are expected to," "will continue", "is anticipated", "estimate", "project", "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform

Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

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

LENDING ACTIVITIES

         GENERAL. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences, multi-family properties and commercial real estate and consumer loans. At December 31, 2003, the Bank's gross loans outstanding totaled $95.8 million, of which $43.0 million, or 44.9%, were one- to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 90.4% were fixed-rate loans (40.5% of total gross loans receivable), including balloon loans, and 9.6% were adjustable-rate loans (4.3% of total gross loans receivable). At that same date, multi-family residential mortgage loans totaled $1.9 million, all of which were fixed-rate balloon loans. In addition, at that date, commercial real estate and commercial loans outstanding totaled $30.2 million, of which $7.6 million were adjustable rate and $21.1 million were fixed rate loans. The balance of the Bank's loans included $20.5 million in adjustable-rate consumer loans and $184,000 in fixed rate loans, which together represented 21.6% of the Bank's gross loan portfolio.

         The Bank also invests in mortgage-backed securities. At December 31, 2003, mortgage-backed securities available for sale totaled $9.6 million or 7.2% of total assets. At that date, all of the mortgage-backed securities portfolio was insured or guaranteed by Freddie Mac or Fannie Mae.

         All loans must be approved by a committee comprised of four officers, one of whom is a director of the Bank. Requests for loans greater than $1,000,000 are reviewed and considered for approval by the Board of Directors of the Bank on a case-by-case basis.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At December 31, 2003, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $2.1 million. At December 31, 2003, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at December 31, 2003 consisted of two loans to one individual totaling $1.7 million. These loans were secured by a first mortgage on real estate. The Bank's next three largest lending relationships to a single borrower or a group of related borrowers totaled $1.6 million, $1.6 million and $1.6 million, respectively. Each of these is a loan or group of loans secured by either a first mortgage on real estate or a first lien on real property and each of these loans was current as of December 31, 2003.

         LOAN PORTFOLIO COMPOSITION. The table below sets forth information concerning the composition of the Bank's loan and mortgage-backed securities portfolios in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                          At December 31,
                                    ---------------------------------------------------------
                                               2003                            2002
                                    ---------------------------       -----------------------
                                     Amount            Percent         Amount        Percent
                                    --------          ---------       --------      ---------
                                                       (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
 One- to four-family .........      $ 42,951(1)           44.85%      $ 46,912          53.91%
 Multi-family ................         1,891(2)            1.97          2,761           3.17
 Commercial ..................        28,708(3)           29.98         23,317          26.79
                                    --------          ---------       --------      ---------
    Total real estate loans ..        73,550              76.80         72,990          83.87
                                    --------          ---------       --------      ---------

CONSUMER LOANS:
 Deposit account .............           129               0.13            176           0.20
 Home equity and home
   improvement ...............        20,584              21.49         12,298          14.13
                                    --------          ---------       --------      ---------
 Total consumer loans ........        20,713              21.62         12,474          14.33
                                    --------          ---------       --------      ---------

 COMMERCIAL LOANS ............         1,509               1.58          1,562           1.80
                                    --------          ---------       --------      ---------
 Total loans receivable ......        95,772             100.00%        87,026         100.00%
                                    --------          =========       --------      =========
 LESS:
 Deferred fees and discounts .           (46)                              236
 Allowance for loan losses ...           347                               326
                                    --------                          --------
   Total loans receivable, net      $ 95,471                          $ 86,464
                                    ========                          ========

MORTGAGE-BACKED
SECURITIES:
 Fannie Mae ..................      $  2,868              30.00%      $  9,399          64.81%
 Freddie Mac .................         6,706              70.00          5,104          35.19
                                    --------          ---------       --------      ---------
    Total mortgage-backed

     securities ..............      $  9,574             100.00%      $ 14,503         100.00%
                                    ========          =========       ========      =========

------------------------
(1) This amount includes a total of $769,000 of 5, 7 and 10 year balloon loans.
(2) This amount includes a total of $1.9 million of 5, 7 and 10 year balloon loans.
(3) All of these are balloon loans.

         The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rates at the dates indicated.

                                                                  AT DECEMBER 31,
                                           -----------------------------------------------------------
                                                       2003                            2002
                                           ----------------------------       ------------------------
                                            AMOUNT             PERCENT         AMOUNT         PERCENT
                                           --------          ----------       --------      ----------
                                                              (DOLLARS IN THOUSANDS)
FIXED-RATE LOANS:
 Real estate:
  One- to four-family ...............      $ 38,835(1)            40.55%      $ 40,281           46.29%
  Multi-family ......................         1,891(2)             1.97          2,761            3.17
  Commercial ........................        21,089(3)            22.02         18,065           20.76
                                           --------          ----------       --------      ----------
   Total fixed-rate real estate loans        61,815               64.54         61,107           70.22
  Consumer ..........................           184                0.19            345            0.40
  Commercial ........................         1,509                1.58          1,562            1.79
                                           --------          ----------       --------      ----------
   Total fixed-rate loans ...........        63,508               66.31         63,014           72.41
                                           --------          ----------       --------      ----------

ADJUSTABLE-RATE LOANS:
 Real estate:
  One- to four-family ...............         4,116                4.30          6,631            7.62
  Commercial ........................         7,619(4)             7.96          5,252            6.03
  Consumer ..........................        20,529               21.43         12,129           13.94
                                           --------          ----------       --------      ----------
   Total adjustable rate loans ......        32,264               33.69         24,012           27.59
                                           --------          ----------       --------      ----------

    Total loans receivable ..........        95,772              100.00%        87,026          100.00%
                                                               ========                     ==========

LESS:
 Deferred fees and discounts ........           (46)                               236
 Allowance for loan losses ..........           347                                326
                                                                              --------
  Total loans receivable, net .......      $ 95,471                           $ 86,464
                                           ========                           ========

------------------------
(1) This amount includes a total of $769,000 of 5, 7 and 10 year balloon loans.
(2) This amount includes a total of $1.9 million of 5, 7 and 10 year balloon loans.
(3) All of these are balloon loans.
(4) All of these are balloon loans.

         The following schedule illustrates the maturity of the Bank's loan portfolio at December 31, 2003. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due rather than when interest rates are next subject to change. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The total amount of loans due after December 31, 2004 which have a pre-determined interest rate is $63.5 million.

                                                                Real Estate
                             ----------------------------------------------------------------------------------
                               One- to four-family              Multi-family                   Commercial
                             -----------------------       -----------------------       -----------------------

                                            Weighted                     Weighted                      Weighted
                                             Average                      Average                       Average
                              Amount          Rate          Amount         Rate           Amount          Rate
                             -------       ---------       -------       ---------       -------       ---------

                                                           (Dollars in Thousands)
Due During Periods Ending
    After December 31,
-------------------------
2003(1)                      $   365            7.26%      $   289            7.74%      $ 2,324            5.55%
2004 ....................         60            8.17           616            8.27         1,999            5.26
2005 ....................        280            6.86           348            8.13         2,420            5.56
2006 and 2007 ...........        736            6.57           638            7.01        19,256            6.11
2008 to 2012 ............      1,980            6.16            --            0.00         1,989            7.38
2013 to 2017 ............      4,783            5.79            --            0.00            --            0.00
2018 and following.......     34,747            6.21            --            0.00           720            6.00
                             -------       ---------       -------       ---------       -------       ---------
                             $42,951            6.18%      $ 1,891            7.74%      $28,708            6.04%
                             =======       =========       =======       =========       =======       =========


[WIDE TABLE CONTINUED FROM ABOVE]

                                    Consumer                      Commercial                      Total
                             -----------------------       ------------------------        -----------------------

                                           Weighted                        Weighted                      Weighted
                                            Average                         Average                       Average
                              Amount          Rate          Amount           Rate           Amount          Rate
                             -------       ---------       ---------       ---------       -------       ---------

                                                            (Dollars in Thousands)


Due During Periods Ending
    After December 31,       $   193            6.13%      $   1,509            8.00%      $ 4,680            6.63%
-------------------------        691            4.00              --            0.00         3,366            5.60
2003(1)                        2,148            4.02              --            0.00         5,196            5.17
2004 ....................     17,577            4.50              --            0.00        38,207            5.39
2005 ....................         49            4.00              --            0.00         4,018            6.74
2006 and 2007 ...........         55            8.66              --            0.00         4,838            5.82
2008 to 2012 ............         --            0.00              --            0.00        35,467            6.21
2013 to 2017 ............    -------       ---------       ---------       ---------       -------       ---------
2018 and following.......    $20,713            4.46%      $   1,509            8.00%      $95,772            5.83%
                             =======       =========       =========       =========       =======       =========

(1) Includes demand loans, loans having no stated maturity, and past due loans.

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

         The Bank's lending program includes the origination of permanent loans, to be held in its portfolio, secured by mortgages on owner-occupied and non-owner-occupied, one- to four-family residences. Typically, such homes are single family detached houses, condominiums, townhomes and two- to four-family dwellings. At December 31, 2003, $43.0 million, or 44.9%, of the Bank's gross loan portfolio consisted of permanent loans secured by one- to four-family residences compared with $46.9 million or 53.9% of the portfolio at December 31, 2002. The decrease is primarily attributable to an emphasis on consumer and commercial real estate lending and loans refinanced with other lenders due to the low interest rate environment. The Bank originates a variety of residential loans, including conventional 10, 15, 20 and 30 year fixed-rate loans, one, three and five year adjustable-rate mortgage loans ("ARMs") and 5, 7, and 10 year fixed rate balloon loans.

         The Bank's loans are designed to respond to customer preferences, market dynamics and changes in asset/liability management objectives. During 2003, the Bank continued to emphasize loans on non-owner occupied, one- to four-family properties due to the higher yields offered by such loans, as well as customer demand. These loans are underwritten using similar criteria as loans secured by owner-occupied one- to four-family residences, but are provided at higher rates of interest than owner-occupied loans because they have a slightly higher risk factor.

         The Bank offers one-to four-family residential ARMs which are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on all of the ARMs originated by the Bank are subject to adjustment at one year intervals after the initial adjustment period. The Bank's ARM products generally carry interest rates which are reset to a stated margin over an independent index. Increases or decreases in the interest rate of the Bank's ARMs are generally limited to 2.0% at any adjustment date and 6.0% over the life of the loan. The Bank's ARMs are not convertible into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization. At December 31, 2003, the total balance of one- to four-family ARMs was $4.1 million, or 4.3% of the Bank's gross loan portfolio.

         The Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. The Bank verifies a borrower's employment history and the source of the down payment. The Bank underwrites one- to four-family loans in order to satisfy secondary market requirements and is a qualified Freddie Mac seller/servicer and is a qualified mortgage originator in the Federal Home Loan Bank of Chicago's Mortgage Partnership Finance program. Sales of one- to four-family loans to the Federal Home Loan Bank of Chicago totaled $1.7 million during the year ended December 31, 2003 compared with $2.2 million during the year ended December 31, 2002.

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

MULTI-FAMILY REAL ESTATE LENDING

         In order to enhance the yield on its assets, North Federal originates or purchases permanent loans secured by multi- family real estate. At December 31, 2003, the Bank had multi-family real estate loans totaling $1.9 million, or 2.0% of the Bank's gross loan portfolio. The largest multi-family loan at December 31, 2003 was $348,000. Although the Bank had no delinquent multi-family real estate loans at December 31, 2003, there can be no assurance that delinquencies will not occur in the future.

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

COMMERCIAL REAL ESTATE LENDING

         In order to enhance the yield on its assets, North Federal originates or purchases commercial real estate loans. At December 31, 2003, the Bank had commercial real estate loans totaling $28.7 million, or 30.0% of the Bank's gross loan portfolio compared with $23.3 million, or 26.8% of the gross loan portfolio at December 31, 2002. The increase is primarily attributable to an increased emphasis on commercial real estate lending in 2003. The largest commercial real estate loan outstanding at December 31, 2003 was a $1.6 million 18 month construction loan. At December 31, 2003, the Bank had no commercial real estate loans which were over 30 days delinquent.

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

         For many of the same reason associated with multi-family real estate lending, commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. Although the Bank had no commercial real estate loans that were more than 30 days delinquent at December 31, 2003, there can be no assurance that delinquencies will not occur in the future.

         The Bank has expanded and intends to continue to expand its commercial real estate lending activities, subject to customer demand and the existence of qualified borrowers.

CONSUMER LENDING

         The Bank originates a variety of different types of consumer loans, including equity loans, rehabilitation loans, which are loans that exceed the parameters of a home improvement loan due to the extent of the remodeling, direct automobile loans, deposit account loans, home improvement loans and checking account overdraft protection loans. The Bank expanded its consumer loan department and products during 2001 and plans to continue this type of lending, particularly home equity and rehabilitation loans, because of their attractive yields, shorter terms to maturity, and community need. At December 31, 2003, $20.7 million or 21.6% of the Bank's gross loan portfolio, consisted of consumer loans compared with $12.5 million or 14.3% at December 31, 2002.

         The Bank's home improvement and equity line of credit loans are underwritten such that the total commitment amount, when combined with the first mortgage lien, may not exceed 90% of the appraised value of the property. Loans that exceed 80% of the appraised value are privately insured. These loans are written with a maximum maturity of five years and an interest rate that adjusts with changes to the prime rate. At December 31, 2003, the Bank had $20.6 million of home improvement and line of credit loans and $14.5 million in unused credit line commitments compared with $12.3 million of outstanding home improvement and line of credit loans and $9.7 million in unused credit line commitments at December 31, 2002.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans other than home equity loans and savings account loans generally involve a higher level of credit risk than one- to four-family residential loans, consumer loans are typically made at higher interest rates and for shorter terms. The shorter term of consumer loans increases the interest rate sensitivity of the lending institution's portfolio.

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2003, the Bank had two consumer loans totaling $17,000 delinquent 60 Days or more.

COMMERCIAL LENDING

         In order to further enhance the yield on its assets, the Bank issued a commercial line of credit to a manufactured housing developer to finance the period of time between the delivery of a unit to closing. This period is usually between 60 to 90 days. The line of credit is collateralized by a secured interest in the individual units and any related sales contracts. In addition, the line of credit is personally guaranteed by the developer. The loan-to-value ratio will range between 50% to 60% at any given time. At December 31, 2003, the line of credit amounted to $1.6 million and was fully extended. The line of credit carries a fixed rate of interest on a one-year renewable basis and was current as of December 31, 2003. The interest is paid monthly and cannot be drawn from the line of credit. As of December 31, 2003, this commercial line of credit represented the Bank's sole commercial lending relationship not secured by real estate.

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

MORTGAGE-BACKED SECURITIES

         The Bank purchases mortgage-backed securities to complement its mortgage lending activities. At December 31, 2003, mortgage-backed securities available for sale totaled $9.6 million, or 7.2% of the Bank's total assets.

         Under the OTS' risk-based capital requirements, Ginnie Mae mortgage-backed securities have a zero percent risk- weighting and Fannie Mae, Freddie Mac and AA- or higher-rated mortgage-backed securities have a 20% risk-weighting, in contrast to the 50% risk-weighting carried by one- to four-family performing residential mortgage loans. None of the mortgage- backed securities held by the Bank at December 31, 2003 had a risk-weight for regulatory capital purposes above 20%.

         All of the Bank's mortgage-backed securities are backed by federal agencies. Accordingly, management believes that the Bank's mortgage-backed securities are generally resistant to credit problems.

         The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at December 31, 2003. Mortgage-backed securities having adjustable interest rates are shown as maturing in the period during which the security is repricing. Balances are shown at amortized cost.

                                                                                                               CARRYING
                                                     DUE IN                                          TOTAL       VALUE
                    ----------------------------------------------------------------------------------------------------
                6 MONTHS    6 MONTHS      1 TO       3 TO 5      5 TO 10    10 TO 20    OVER 20     DECEMBER    DECEMBER
                OR LESS     TO 1 YEAR   3 YEARS       YEARS       YEARS       YEARS       YEARS     31, 2003    31, 2003
                 ------      ------      ------      ------      ------      ------      ------      ------      ------
                                                             (IN THOUSANDS)
Freddie Mac      $   --      $   87      $1,782      $  227      $    2      $  794      $   --      $2,892      $2,868

Fannie Mae          490          --       2,108          --          --       3,149         988       6,735       6,706
                 ------      ------      ------      ------      ------      ------      ------      ------      ------

   Total         $  490      $   87      $3,890      $  227      $    2      $3,943      $  988      $9,627      $9,574
                 ======      ======      ======      ======      ======      ======      ======      ======      ======

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

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                             2003           2002
                                                           --------       --------
                                                                (IN THOUSANDS)
Loans receivable (gross) at beginning of year .......      $ 87,026       $ 93,977
                                                           --------       --------

Originations and purchases by type:
Fixed Rate:
  Real estate - one- to four-family .................        24,783          7,792
                  - multi-family ....................            --            215
                  - commercial ......................        17,424         15,002
                  - consumer ........................           320             55
  Non-real estate - commercial ......................           123            197
                                                           --------       --------
Total fixed rate loans originated ...................        42,650         23,261
                                                           --------       --------
Adjustable Rate:
  Real estate - one- to four-family .................         1,038          2,476
                  - commercial ......................         8,583          5,869
                  - consumer ........................        19,948         14,408
                                                           --------       --------
Total adjustable rate loans originated ..............        29,569         22,753
                                                           --------       --------

  Sales .............................................        (1,910)        (3,938)
  Principal repayments ..............................       (61,563)       (49,027)
                                                                          --------
Total loans at end of year ..........................      $ 95,772       $ 87,026
                                                           ========       ========

Mortgage-backed securities (net) at beginning of year      $ 14,503       $ 11,707

  Purchases .........................................         4,426          7,988
  Repayments ........................................        (8,154)        (5,738)
  Sales .............................................          (892)           (--)
Change in unrealized (loss) gain on mortgage-backed
     securities available-for-sale ..................          (306)           300
Amortization of premiums (discounts) ................            (3)           246
                                                           --------       --------
Mortgage-backed securities (net) at end of year .....      $  9,574       $ 14,503
                                                           ========       ========

ASSET QUALITY

         When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. In the case of residential loans, a late notice is sent not later than 30 days after the due date. Additional written and verbal contacts may be made with the borrower between 30 and 90 days after the due date. If the delinquency continues for a period of 60 days after the due date, the Bank usually sends a default letter to the borrower and, after 90 days following the due date, institutes appropriate action to foreclose on the property. If foreclosed upon, the property is sold at public auction and may be purchased by the Bank. Delinquent consumer loans are handled in a similar manner. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Illinois consumer protection laws. The Bank historically has had few foreclosed assets and has had none during the five year period ended December 31, 2003. The Bank has not charged-off any loans during the five year period ended December 31, 2003.

         DELINQUENT LOANS. At December 31, 2003, the Bank had three loans totaling $90,000 more than 60 days delinquent.

         NON-PERFORMING ASSETS. At December 31, 2003 and 2002, the Bank had no non-accruing loans, troubled debt restructurings or foreclosed assets.

                                                     DECEMBER 31,
                                                  -----------------
                                                   2003        2002
                                                  -----       -----
                                                     (DOLLARS IN
                                                      THOUSANDS)
       Non-performing loans:
         One- to four-family ...............      $  --         $--
                                                  -----       -----
            Total non-performing assets ....      $  --         $--
                                                  =====       =====

       Total as a percentage of total assets       0.00%       0.00%
                                                  =====       =====

         OTHER LOANS OF CONCERN. As of December 31, 2003, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Management has taken this into consideration in determining the adequacy of the allowance for losses on loans as of December 31, 2003.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. There were no classified assets at December 31, 2003.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of probable incurred losses in its loan portfolio. This evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Allowances also are established for loans considered to be impaired. The calculation of allowance levels for impaired loans is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values. Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See Notes 1 and 3 of the Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders filed as Exhibit 13 hereto, and "Regulation." At December 31, 2003, the Bank's allowance for loan losses totaled $347,000, which was equal to .36% of loans receivable.

         The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                  Year Ended
                                                 December 31,
                                                2003      2002
                                                ----      ----
                                                  (DOLLARS IN
                                                  THOUSANDS)

           Balance at beginning of year ..      $326      $298

           Charge-offs:
             One- to four-family .........        --        --
             Consumer ....................        --        --
             Commercial real estate ......        --        --

           Recoveries ....................        --        --
                                                ----      ----

           Net charge-offs ...............        --        --
           Additions charged to operations        21        28
                                                ----      ----
           Balance at end of year ........      $347      $326
                                                ====      ====

         Once the Bank repossesses property it is classified as real estate owned. Any gains or losses (realized or reserved for) are treated as real estate owned activity. The Bank had no real estate owned as of the dates presented.

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                 DECEMBER 31
                                       2003                      2002
                                BALANCE    ALLOWANCE      BALANCE    ALLOWANCE
                                ----------------------------------------------
                                            (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS
 One-to four family             $42,951      $   110      $46,912      $   122
 Multi Family                     1,891            9        2,761           10
 Commercial                      28,708          158       23,317          138
                                -------      -------      -------      -------
   Total Real estate loans       73,550          277       72,990          270

CONSUMER LOANS
 Deposit account                    129            0          176            0
 Home equity and home
   improvement                   20,584           62       12,298           47
                                -------      -------      -------      -------
  Total consumer loans           20,713           62       12,474           47

COMMERCIAL LOANS                  1,509            8        1,562            9
                                -------      -------      -------      -------

  Total loans receivable        $95,772      $   347      $87,026      $   326
                                =======      =======      =======      =======

INVESTMENT ACTIVITIES

         North Federal must maintain, only what is deemed necessary by the Bank, investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the what is believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained. See "Regulation - Liquidity."

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

         At December 31, 2003, the Company's interest-bearing deposits with banks and dollar denominated money market accounts totaled $12.6 million, or 9.1% of total assets. Investment securities, consisting of U.S. government securities, U. S. Government mutual funds, federal agency obligations and FHLB stock, totaled $8.1 million, or 5.9% of total assets, and investment in federal funds sold totaled $12.3 million or 8.9% of total assets. It is the Company's general policy to purchase securities which are U.S. Government securities or federal agency obligations. At December 31, 2003, the weighted average term to maturity or repricing of the investment portfolio, excluding FHLB stock, was one month.

         The following table sets forth the composition of the Company's securities portfolio, excluding its mortgage-backed securities, at the dates indicated.

                                                                          AT DECEMBER 31,
                                                         ----------------------------------------------
                                                                  2003                     2002
                                                         ----------------------------------------------
                                                         CARRYING      % OF       CARRYING       % OF
                                                          VALUE        TOTAL        VALUE        TOTAL
                                                         -------      -------      -------      -------
                                                                      (DOLLARS IN THOUSANDS)
Securities:
  U.S. Government agency securities ...............      $ 4,922        37.23%     $ 4,068        24.85%
  FHLB stock ......................................        4,252        31.90        3,999        24.43
  Other ...........................................           63         0.47           52         0.32
  Mutual Funds ....................................        4,053        30.40        8,252        50.40
                                                         -------      -------      -------      -------
    Total securities and FHLB stock ...............      $13,290       100.00%     $16,371       100.00%
                                                         =======      =======      =======      =======

Other Interest-Earning Assets:
  Interest-bearing deposits with banks ............      $ 2,767                   $ 4,338
  Dollar denominated mutual funds .................           95                        83
  Federal funds sold ..............................        8,166                    12,253
                                                         -------                   -------
     Total ........................................      $11,028                   $16,674
                                                                                   =======

Average remaining life or term to repricing of
securities and other interest-earning
assets, excluding  FHLB stock and equity securities       2 mos.                    1 mos.

         The composition of the securities portfolio, excluding FHLB of Chicago stock, are indicated in the following table.

                                                         AT DECEMBER 31, 2003
                                      ------------------------------------------------------------
                                                                              TOTAL
                                       ONE YEAR    1 THRU 5      OVER 5     INVESTMENT
                                       OR LESS       YEARS        YEARS     SECURITIES
                                      ---------    ---------    ---------    ---------
                                      AMORTIZED    AMORTIZED    AMORTIZED    AMORTIZED     FAIR
                                        COST         COST         COST         COST        VALUE
                                       ------       ------       ------       ------       ------
                                                         (DOLLARS IN THOUSANDS)
U.S. Government agency securities      $   --       $1,000       $4,000       $5,000       $4,922
Other ...........................          63           --           --           63           63
                                       ------       ------       ------       ------       ------
    Total securities ............      $   63        1,000       $4,000       $5,063        4,985
                                       ======       ======       ======       ======       ======
Weighted average yield(1) .......        9.00%        3.50%        5.06%        3.75%
                                       ======       ======       ======       ======

-----------------
(1) The weighted average yield is based upon the interest rate in effect at December 31, 2003.

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

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank during the dates indicated and the rates offered as of December 31:

                                                                AT DECEMBER 31,
                                                -----------------------------------------------
                                                         2003                      2002
                                                -----------------------------------------------
                                                              PERCENT                   PERCENT
                                                 AMOUNT      OF TOTAL       AMOUNT     OF TOTAL
                                                -----------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
TRANSACTION AND SAVINGS DEPOSITS:
---------------------------------
Passbook Accounts 0.50% ..................      $13,171          14.5%     $12,422         13.8%
NOW  Accounts 0.30% ......................        8,057           8.9        8,152          9.0
Non-Interest Bearing Demand Accounts .....        5,560           6.1        5,076          5.6
Money Market Deposit Accounts 0.00% -1.01%       18,774          20.6       18,465         20.5
                                                -------       -------      -------      -------

Total Non-Certificates ...................       45,562          50.1       44,115         48.9
                                                -------       -------      -------      -------

TOTAL CERTIFICATES:
-------------------

 0.00 - 4.99% ............................       25,934         28.5        21,739         24.2
 5.00 - 5.99% ............................       15,273         16.8        19,482         21.6
 6.00 - 6.99% ............................        4,055          4.5         4,677          5.2
 7.00 - 7.99% ............................           34          0.0            33          0.0
 8.00 - 8.99% ............................           94          0.1           104          0.1
                                                -------       -------     --------      -------

Total Certificates .......................       45,390          49.9       46,035         51.1
                                                -------       -------      -------      -------
Total Deposits ...........................      $90,952         100.0%     $90,150        100.0%
                                                =======       =======      =======      =======


         The following table sets forth the savings flows at the Bank during the years indicated.

                                               YEAR ENDED DECEMBER 31,
                                               ----------------------

                                                 2003          2002
                                               --------      --------
                                               (DOLLARS IN THOUSANDS)

Opening balance ..........................     $ 90,150      $ 87,448
Deposits .................................      173,868       176,627
Withdrawals ..............................      175,549       176,849
Interest credited                                 2,483         2,924
                                               --------      --------
Ending balance ...........................     $ 90,952      $ 90,150
                                               ========      ========

Net increase .............................     $    802      $  2,702
                                               ========      ========

Percent increase .........................         0.89%         3.09%
                                               ========      ========

         The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 2003.

                                          0.00-         5.00-         6.00-         7.00-       8.00% or                     PERCENT
                                          4.99%         5.99%         6.99%         7.99%        GREATER        TOTAL       OF TOTAL
                                         -------       -------       -------       -------       -------       -------       ------
                                                                             (DOLLARS IN THOUSANDS)
Certificate accounts maturing
in quarter ending:
----------------------------
March 31, 2004 ....................      $ 4,522       $   409       $     8           $--       $    --       $ 4,939        10.88%
June 30, 2004 .....................        4,042         2,617            --            --            --         6,659        14.67
September 30, 2004 ................        3,510           133            --            --            --         3,643         8.03
December 31, 2004 .................        3,420           560            --            --            --         3,980         8.77
March 31, 2005 ....................          904           205           703            --            38         1,850         4.08
June 30, 2005 .....................        3,844         2,153         1,342            --            --         7,339        16.17
September 30, 2005 ................          413         2,024           990            --             1         3,428         7.55
December 31, 2005 .................          382            --           681            --            --         1,063         2.34
March 31, 2006 ....................           45           352           231            14            --           642         1.41
June 30, 2006 .....................          173           482            --            --            --           655         1.44
September 30, 2006.................          108         2,276            --            20            --         2,404         5.30
December 31, 2006 .................          459           189            --            --            --           648         1.43
Thereafter ........................        4,112         3,873           100            --            55         8,140        17.93
                                         -------       -------       -------       -------       -------       -------       ------
   Total ..........................      $25,934       $15,273       $ 4,055       $    34       $    94       $45,390       100.00%
                                         =======       =======       =======       =======       =======       =======       ======
   Percent of total ...............       57.14%        33.65%         8.93%         0.07%         0.21%      100.00%
                                        =======       =======       =======       =======       =======       =======


         The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 2003.

                                                                MATURITY
                                            ----------------------------------------------
                                                           OVER         OVER
                                           3 MONTHS       3 TO 6      6 TO 12       OVER
                                            OR LESS       MONTHS       MONTHS     12 MONTHS      TOTAL
                                            -------      -------      -------      -------      -------
                                                                  (IN THOUSANDS)
CERTIFICATES OF DEPOSIT OF LESS THAN
 $100,000 ............................      $ 4,256      $ 3,963      $ 5,329      $16,105      $29,653

CERTIFICATES OF DEPOSIT OF $100,000 OR
GREATER ..............................          683        2,696        2,293       10,065       15,737
                                            -------      -------      -------      -------      -------

TOTAL CERTIFICATES OF DEPOSIT ........      $ 4,939      $ 6,659      $ 7,622      $26,170      $45,390
                                            =======      =======      =======      =======      =======

BORROWINGS

         Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB of Chicago, when they are a less costly source of funds or can be invested at a positive rate of return.

         The Bank obtains advances from the FHLB of Chicago secured by its shares of the capital stock of the FHLB of Chicago, certain of the Bank's mortgage loans and securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Chicago. The maximum amount of FHLB of Chicago advances to a member institution generally is reduced by borrowings from any other source. At December 31, 2003, the Bank's FHLB of Chicago advances totaled $27.5 million compared with $31.0 million at December 31, 2002. The decrease was primarily attributable to the repayment of higher cost short term FHLB advances. At December 31, 2003, $21.0 million of Federal Home Loan Bank advances had various call provisions.

         During fiscal 2000, the Company obtained a $500,000 unsecured line of credit from an unaffiliated financial institution. The purpose of the loan was to fund stock repurchases and for general corporate purposes. The line of credit renews on an annual basis. The loan provides for an interest rate, which the Bank selects, of either the prime rate or 225 basis points over three month LIBOR. The loan requires quarterly payments of accrued interest and one payment of all outstanding principal plus accrued interest on February 26, 2005. The credit line was not used during fiscal 2003. The financing agreement contains covenants that require the Company to provide quarterly financial information and require the Bank to maintain a "well capitalized" regulatory capital level. At December 31, 2003, there was no outstanding balance in the line of credit and the Company was in compliance with all the terms of the financing agreement.

         The following table sets forth certain information regarding Federal Home Loan Bank advances at and for the dates indicated:

                                              AT AND FOR THE YEARS ENDED
                                              --------------------------
                                                    DECEMBER 31,
                                                    ------------
                                                 2003          2002
                                               ---------------------
                                               (DOLLARS IN THOUSANDS)

Average balance outstanding .............      $28,615       $32,423
Maximum amount outstanding at any month
end during the year .....................       31,000        34,250
Balance outstanding at end of year ......       27,500        31,000
Weighted average interest rate during the
year ....................................         5.40%         5.34%
Weighted average interest rate at end of
year ....................................         5.41%         5.19%

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

         At December 31, 2003, North Federal had one active subsidiary, North Financial Corporation, which provides general insurance services to the customers of the Bank. The Bank's investment in its subsidiary was $11,000 at December 31, 2003. For the year ended December 31, 2003, North Financial Corporation had a net loss of $3,645.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2003, the Bank's lending limit under this restriction was $2.1 million. North Federal was in compliance with the loans-to-one-borrower limitation as of that date.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (I.E., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a total risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (I.E., core or Tier 1 risk- based capital ratios of less than 4% or a total risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. At December 31, 2003, the Bank was classified as a well-capitalized institution. During the year ended December 31, 2003, the Bank was not assessed a deposit insurance premium.

         SAIF-insured institutions are also required to pay an assessment for the repayment of interest on obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980's. These FICO assessments are addition to amounts assesses by the FDIC for deposit insurance. Between January 1, 2000, and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members share the cost of the interest on the FICO bonds. During the year ended December 31, 2003, the FICO assessment rate for both BIF and SAIF members ranged between 1.70 basis points of deposits and 1.84 basis points of deposits. During the year ended December 31, 2003, the Bank paid FICO assessments totaling approximately $14,584.

REGULATORY CAPITAL REQUIREMENTS

         All federally insured savings institutions are required to maintain minimum levels of capital, including a tangible capital level, a leverage ratio (or core capital level) and a risk-based capital level. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case- by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2003, the Bank had tangible capital of $13.1 million, or 9.8% of adjusted total assets, which was approximately $11.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital plus certain intangible assets. At December 31, 2003, North Federal had core capital equal to $13.1 million, or 9.5% of adjusted total assets, which was $7.7 million above the minimum leverage ratio requirement of 4.0% as in effect on that date.

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

         On December 31, 2003, North Federal had total capital of $13.4 million (including $13.1 million in core capital and $347,000 in qualifying supplementary capital) and risk-weighted assets of $85.7 million or total capital of 15.7% of risk-weighted assets. This amount was $6.3 million above the 8.0% requirement in effect on that date.

         In addition, the OTS, like the other federal banking agencies, has adopted prompt corrective action regulations which establish five capital categories, ranging from well capitalized to significantly undercapitalized. A well capitalized institution must have a Tier 1 (core) capital to total assets ratio of at least 5%, a Tier 1 capital to risk-weighted assets ratio of at least 6% and a total capital to risk-weighted assets ratio of at least 10%. In order for an institution to be adequately capitalized such ratios must be at least 4% (3% in certain circumstances), 4% and 8%, respectively. At December 31, 2003, North Federal was well-capitalized. If an institution is not at least adequately capitalized it must submit a capital restoration plan, including certain guarantees by its holding company, and various limitations on an institution's growth and operation may be imposed. In severe cases, the FDIC or the OTS may appoint a conservator or receiver for the institution. The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

QUALIFIED THRIFT LENDER TEST

         All savings institutions are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets in specified qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701 (a)
(19) of the Internal Revenue Code. Under either test, these specified assets primarily consist of residential housing related loans and investments. At December 31, 2003, the Bank met the test and has always met the test since its effectiveness.

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

         If North Federal fails the QTL test, then within one year the Company must register as, and become subject to, the significant restrictions applicable to bank holding companies.

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

         As a member, North Federal is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 2003, the Bank had $4.3 million in FHLB stock, which was in compliance with this requirement.

         For the year ended December 31, 2003, dividends paid by the FHLB of Chicago to North Federal totaled $253,000. The $74,000 dividend received for the quarter ended December 31, 2003 reflects an annualized rate of 7.00%.

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

         Under the Small Business Act, the PTI Method was repealed and the Bank has been required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's taxable year beginning January 1, 1996. In addition, the Bank is required to recapture (i.e., take into taxable income) over six- year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) its "base year reserve," i.e., the balance of such reserves as of December 31, 1987 or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996.

         DISTRIBUTIONS. To the extent that the Bank makes "non-dividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's base year reserve to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Bank's income.

         The amount of additional taxable income created from a non-dividend distribution is equal to the lesser of the Bank's base year reserve and supplemental reserve for losses on loans; or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the non-dividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

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

EMPLOYEES

         At December 31, 2003, the Company had a total of 35 employees, including three part-time employees. Management considers its employee relations to be excellent.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following is a description of the business experience of the Company's and the Bank's current executive officers who are not also directors.

         VICTOR E. CAPUTO - Mr. Caputo, age 59, joined the Bank as Senior Vice President for Operations in January 1995. He was appointed Executive Vice President and Corporate Secretary of the Company and the Bank in April 1995. He was appointed Chief Operating Officer in August 1998. Mr. Caputo formerly was Senior Vice President and Chief Operations Officer of Argo Federal Savings Bank. Mr. Caputo has also served as an audit supervisor at KPMG LLP in Chicago. He has over 25 years experience in the thrift industry. He is a member of the American Institute of Certified Public Accountants, the Financial Managers Society and the Illinois Society of Certified Public Accountants.

         MARTIN W. TROFIMUK - Mr. Trofimuk, age 43, was appointed as Vice President and Treasurer of the Company and the Bank in 1993. Mr. Trofimuk has served in various capacities since joining the Bank in 1985. He is a past President of the Chicago Chapter of the Financial Managers Society and a member of the Institute of Financial Education.


ITEM 2. DESCRIPTION OF PROPERTY

         The Bank owns its main office building and leases space for its branch office. Both offices have ATM facilities. As of December 31, 2003, the net book value of the Bank's investment in premises, equipment and leaseholds was $849,000.

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

         During the first quarter of 2003, the Bank discovered that a former employee had embezzled approximately $67,000 during the first quarter of 2001. The Bank recovered a portion of the embezzled funds during 2003 with a recovery of the balance in January 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         North Bancshares, Inc. common stock trades on The Nasdaq Stock Market(R) under the symbol "NBSI." ThE table below shows the high and low closing sales prices of the common stock and cash dividends paid during the periods indicated in fiscal 2003 and 2002. On March 1, 2004, North Bancshares, Inc. had approximately 325 shareholders of record and 250 beneficial shareholders. As of that date, there were 1,144,695 shares of common stock issued and outstanding.

---------------------------------------------------------------------------------------
                            2003                                2002
---------------------------------------------------------------------------------------
                      High       Low          Cash        High        Low        Cash
                                           Dividends                          dividends
                                              paid                               paid
---------------------------------------------------------------------------------------
First quarter       $15.11      $13.54      $  .11      $13.00      $11.80      $  .11
---------------------------------------------------------------------------------------
Second quarter       17.07       14.30         .11       13.00       12.25         .11
---------------------------------------------------------------------------------------
Third quarter        17.20       14.75         .08       13.65       11.52         .11
---------------------------------------------------------------------------------------
Fourth quarter       15.00       12.80         .08       14.84       11.26         .11
---------------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Pages 4 through 13 of the Company's 2003 Annual Report to Stockholders are incorporated by reference.

ITEM 7. FINANCIAL STATEMENTS

         Pages 15 through 40 of the Company's 2003 Annual Report to Stockholders are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change in the Company's independent accountant during the Company's two most recent fiscal years.

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of December 31, 2003, under the supervision and with the participation of the Company's Chief Executive Officer, Treasurer and several other members of the Company's senior management. The Company's Chief Executive Officer and Treasurer concluded as of December 31, 2003, that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Treasurer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in Internal Controls: During the quarter ended December 31, 2003, no changes occurred in the Company's internal control over financial reporting that has materially affected , or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

         Information concerning Directors of the Company required by this item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, a copy of which has been filed with the Securities and Exchange Commission.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were met.

         While the Company does have a code of conduct applicable to its principal executive officer, principal financial officer and principal accounting officer (as well as all other employees), this code does not, in its current form, meet the definition of "code of ethics" set forth in Item 406 of SEC Regulation S-B. As a Nasdaq-listed company, the Company is required to have a code in place meeting this definition applicable to all of its directors, officers and employees by May 6, 2004. The Company is currently reviewing its existing code and intends to make the appropriate modifications prior to this deadline.

ITEM 10. EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, a copy of which has been filed with the Securities and Exchange Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management required by this item is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, a copy of which has been filed with the Securities and Exchange Commission.

The following table sets forth information as of December 31, 2003 with respect to compensation plans under which shares of the Company's common stock may be issued:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                  Number of
                                                Shares-to-be         Weighted            Number of Shares
                                                 issued upon         Average         Remaining-Available-for
                                                 Exercise of    Exercise Price of     Future Issuance Under
                                                 Outstanding       Outstanding         Equity Compensation
                                                  Options,           Options,        Plans (Excluding Shares
                                                Warrants and       Warrants and      Reflected in the First
Plan Category                                      Rights             Rights                 Column)
--------------------------------------------    ------------    -----------------    ------------------------
Equity compensation plans approved by              35,002            $12.32                   None
stockholders
Equity compensation plans not approved by             N/A               N/A                    N/A
stockholders
Total                                              35,002            $10.32                   None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions required by this item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, a copy of which has been filed with the Securities and Exchange Commission.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

                                                                                  REFERENCE TO
                                                                                  PRIOR FILING
                                                                                   OR EXHIBIT
          REGULATION                                                                NUMBER
          S-B EXHIBIT                                                              ATTACHED
            NUMBER                DOCUMENT                                          HERETO
            ------                --------                                          ------
             2           Plan of acquisition, reorganization, arrangement,            None
                         liquidation or succession
             3(I)        Certificate of Incorporation                                  *
             3(ii)       Amended and Restated By-Laws                                  **
             4           Instruments defining the rights of holders, including         *
                         indentures
             9           Voting trust agreement                                       None
             10.1        1993 Stock Option and Incentive Plan                         ****
             10.2        Recognition and Retention Plan                               ****
             10.4        Form of employment agreement with Joseph A.                   *
                         Graber, Victor E. Caputo and Martin W. Trofimuk
             11          Statement regarding computation of per share                 None
                         earnings
             13          Annual report to security holders                             13
             16          Letter on change in certifying accountant                    None
             18          Letter on change in accounting principles                    None
             21          Subsidiaries of Registrant                                    ***

             22          Published report regarding matters submitted to vote         None
             23          Consent of independent accountants                            23
             31.1        Rule 13a-14a Certification of Chief Executive Officer        31.1
             31.2        Rule 13a-14a Certification of Chief Financial Officer        31.2
             32          Certification pursuant to Section 906 of Sarbanes-
                         Oxley Act                                                     32
             24          Power of attorney                                            None
             99          Additional exhibits                                          None

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

         (b) REPORTS ON FORM 8-K

                  The Company filed a report on Form 8-K on October 16, 2003 reporting the issuance of a press release regarding the declaration of a quarterly dividend and a review of the feasability of de-registering the Company's common stock under the Securities Exchange Act of 1934. On October 20, 2003, the Company furnished a Current Report on Form 8-K regarding it's earnings for the quarter ended September 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information concerning principal accountant fees and services are incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2004 (excluding the information contained under the heading of "Report of the Audit Committee") a copy of which will be filed no later than 120 days after December 31, 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         NORTH BANCSHARES, INC.



                         By:/s/ Joseph A. Graber
                         -----------------------
                         Joseph A. Graber, President and Chief Executive Officer (DULY AUTHORIZED REPRESENTATIVE)


         In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Mary Ann Hass                         /s/ Mark W. Ferstel
-----------------                         -------------------
Mary Ann Hass, Chairman                   Mark W. Ferstel, Director

Date: March 25, 2004                      Date: March 25, 2004



/s/ Robert H. Rusher                      /s/ Elmer L. Hass
--------------------                      -----------------
Robert H. Rusher, Director                Elmer L. Hass, Director

Date:  March 25, 2004                     Date: March 25, 2004



/s/ Gregory W. Rose                       /s/ Frank J. Donati
-------------------                       -------------------
Gregory W. Rose, Director                 Frank J. Donati, Director

Date: March 25, 2004                      Date: March 25, 2004



/s/ Joseph A. Graber                      /s/ Martin W. Trofimuk
--------------------                      ----------------------
Joseph A. Graber, President and           Martin W. Trofimuk, Vice President and
Chief Executive Officer and Director      Treasurer (PRINCIPAL FINANCIAL AND
                                          ACCOUNTING OFFICER)
Date: March 25, 2004
                                          Date: March 25, 2004

EXHIBIT INDEX

ITEM 13a - EXHIBITS - SEE EXHIBIT INDEX

         (a) EXHIBITS

                                                                                  REFERENCE TO
                                                                                  PRIOR FILING
                                                                                   OR EXHIBIT
          REGULATION                                                                NUMBER
          S-B EXHIBIT                                                              ATTACHED
            NUMBER                DOCUMENT                                          HERETO
            ------                --------                                          ------
             2           Plan of acquisition, reorganization, arrangement,            None
                         liquidation or succession
             3(I)        Certificate of Incorporation                                  *
             3(ii)       Amended and Restated By-Laws                                  **
             4           Instruments defining the rights of holders, including         *
                         indentures
             9           Voting trust agreement                                       None
             10.1        1993 Stock Option and Incentive Plan                         ****
             10.2        Recognition and Retention Plan                               ****
             10.4        Form of employment agreement with Joseph A.                   *
                         Graber, Victor E. Caputo and Martin W. Trofimuk
             11          Statement regarding computation of per share                 None
                         earnings
             13          Annual report to security holders                             13
             16          Letter on change in certifying accountant                    None
             18          Letter on change in accounting principles                    None
             21          Subsidiaries of Registrant                                    ***
             22          Published report regarding matters submitted to vote         None
             23          Consent of independent accountants                            23
             31.1        Rule 13a-14a Certification of Chief Executive Officer        31.1
             31.2        Rule 13a-14a Certification of Chief Financial Officer        31.2
             32          Certification pursuant to Section 906 of Sarbanes-
                         Oxley Act                                                     32
             24          Power of attorney                                            None
             99          Additional exhibits                                          None

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