Form 10QSB
period 2004-03-31
NORTH BANCSHARES INC
filed 2004-05-05
CIK 912623

UNITED STATES
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004


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

                      Yes (X)                   No ( )


      As of April 30, 2004, there were 1,144,695 outstanding shares of the Registrant's Common Stock.

      Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

                             NORTH BANCSHARES, INC.

                                Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  Condensed Consolidated Financial Statements                    3
              Notes to Condensed Consolidated Financial Statements           7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      8

     Item 3.  Controls and Procedures                                       12



Part II - OTHER INFORMATION

     Item 1. Legal Proceedings                                              13

     Item 2. Changes in Securities                                          13

     Item 3. Defaults Upon Senior Securities                                13

     Item 4. Submission of Matters to a Vote of Security Holders            13

     Item 5. Other Information                                              13

     Item 6. Exhibits and Reports                                           13


FORM 10-QSB SIGNATURE PAGE                                                  14

CERTIFICATIONS                                                              15

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                     NORTH BANCSHARES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                          (UNAUDITED)

ASSETS                                             MARCH 31, 2004  DECEMBER 31, 2003
Cash and due from Banks                                     $2,322          $2,003
Interest-bearing deposits                                    2,999           2,767
Federal funds sold                                           7,408           8,166
Investment in dollar denominated mutual funds                   63              95
----------------------------------------------------------------------------------
TOTAL CASH AND CASH EQUIVALENTS                             12,792          13,031
Securities available for sale                               16,974          18,612
Stock in Federal Home Loan Bank of Chicago                   4,252           4,252
Loans receivable, net of allowance for loan
 losses of $354 at March 31, 2004 and $347 at
 December 31, 2003                                          96,758          95,471
Accrued interest receivable                                    539             558
Premises and equipment, net                                    845             849
Other assets                                                 1,164             973
----------------------------------------------------------------------------------
TOTAL ASSETS                                               133,324         133,746
----------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------
Deposits
   Interest-bearing                                         86,227          85,392
   Non-interest-bearing                                      5,993           5,560
Borrowed Funds                                              25,000          27,500
Advance payments by borrowers for taxes and
 insurance                                                     375             657
Accrued interest payable and other liabilities               2,174           1,143
----------------------------------------------------------------------------------
TOTAL LIABILITIES                                          119,769         120,252
----------------------------------------------------------------------------------

Preferred stock, $.01 par value. Authorized 500,000
 shares; none outstanding                                                                    -
Common stock, $.01 par value. Authorized 3,500,000
 shares; issued 1,914,075; outstanding 1,144,695 at
 March 31, 2004 and at  December 31, 2003                       19              19
Additional paid in capital                                  13,179          13,179
Retained earnings, substantially restricted                 12,059          12,075
Treasury stock, at cost (769,380 shares at March 31,
 2004 and at December 31, 2003)                            (11,625)        (11,625)
Accumulated other comprehensive (loss)                         (41)           (115)
Unearned stock awards                                          (36)            (39)
----------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                  13,555          13,494
----------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $133,324        $133,746
----------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.


                                   NORTH BANCSHARES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                        (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              2004              2003

INTEREST INCOME:
Loans receivable                                            $1,396            $1,431
Interest-bearing deposits and federal funds sold                27                56
Securities available for sale                                  185               298
Dividend on FHLB stock and other interest income                69                50
------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                        1,677             1,835
------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposit accounts                                               479               587
Borrowed funds                                                 364               401
------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                         843               988
------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES           834               847
PROVISION FOR LOAN LOSSES                                        7                 -
------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            827               847
------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Gain on sale of securities available for sale                    -                27
Gain on sale of mortgage loans held for sale                    22                 7
Other non-interest income                                      139                89
------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                      161               123
------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Compensation and benefits                                      418               413
Occupancy expense                                              127               123
Professional fees                                               95                40
Data processing                                                 71                72
Advertising and promotion                                       33                29
Other non-interest expense                                     135               191
------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                     879               868
------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                     109               102
INCOME TAX EXPENSE                                              34                36
------------------------------------------------------------------------------------
NET INCOME                                                    $ 75              $ 66
------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                         $.07              $.06
Diluted                                                       $.07              $.06
------------------------------------------------------------------------------------
AVERAGE SHARES OUTSTANDING:
Basic                                                    1,142,545         1,138,681
Diluted                                                  1,148,230         1,148,354
------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                          $149                $8
------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.

                                                        NORTH BANCSHARES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
                                              NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
                                                               (UNAUDITED)
                                                                                      Accumulated
                                                                                      other comp-
                                                      Additional                       rehensive   Unearned
                                             Common   paid in    Retained   Treasury   Income      stock
                                              Stock   capital    earnings   stock      (loss)      awards     Total

Balance at December 31, 2002                    $19    13,284     12,140    (11,745)     259         52      13,905
 Net income                                       -         -         66          -        -          -          66
 Change in accumulated other
  comprehensive income (loss)                     -         -          -          -      (58)         -         (58)
--------------------------------------------------------------------------------------------------------------------
Total comprehensive income                        -         -          -          -        -          -           8
Stock awards earned                               -         -          -          -        -          3           3
Purchase of treasury stock, 2,560 shares          -         -          -        (36)       -          -         (36)
Cash dividend ($.11 per share)                    -         -       (126)         -        -          -        (126)
Options exercised and reissuance of
  treasury stock, 7,458 shares                    -       (60)         -        113        -          -          53
--------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2003                        19     13,224     12,080   (11,668)     201        (49)     13,807
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                     19    13,179      12,075   (11,625)    (115)       (39)     13,494
 Net income                                       -         -          75         -        -          -          75
 Change in accumulated other
  comprehensive income (loss)                     -         -           -         -       74          -          74
--------------------------------------------------------------------------------------------------------------------
Total comprehensive income                        -         -           -         -        -          -         149
Stock awards earned                               -         -           -         -        -          3           3
Cash dividend ($.08 per share)                    -         -         (91)        -        -          -         (91)
--------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2004                       $19    13,179      12,059   (11,625)     (41)       (36)     13,555
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.

                                        NORTH BANCSHARES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (IN THOUSANDS)
                                  FOR THE THREE MONTHS ENDED MARCH 31,

                                                                2004           2003
Cash flows from operating activities:
  Net Income                                                    $ 75           $ 66
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                47             21
     Provision for loan losses                                     7              -
     Deferred loan fees, net of amortization                      (3)            25
     Amortization of premiums and discounts, net                   8             (5)
     stock awards expense                                          3              3
     FHLB stock dividend                                         (69)           (50)
     Gain on sale of loans held for sale                         (22)            (7)
     Gain on sale of securities available for sale                 -            (27)
     Net changes in loans held for sale                           22              7
     Net change in accrued interest receivable                    19             19
     Other assets, net                                          (191)           (55)
     Other liabilities, net                                      994            539
-----------------------------------------------------------------------------------
Net cash provided by (used in) operating activities              890            536
-----------------------------------------------------------------------------------
Cash flows from investing activities:
  Maturities, repayments and calls of securities
   available for sale                                          1,767          1,797
  Purchase of securities available for sale                      (26)        (3,055)
  Proceeds from sales of securities available for sale             -          3,027
  Loan originations and repayments, net                       (1,291)         5,947
  Redemption of FHLB stock                                        69              -
  Purchase of premises and equipment                             (43)           (43)
-----------------------------------------------------------------------------------
Net cash provided by (used in) investing activities              476          7,673
-----------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in deposit accounts                               1,268           (361)
  Proceeds from borrowed funds                                     -              -
  Repayments of borrowed funds                                (2,500)        (1,000)
  Net change in advance payments by borrowers for taxes
   and insurance                                                (282)          (417)
  Payment of common stock dividends                              (91)          (126)
  Proceeds from stock options exercised                            -             53
  Purchase of treasury stock                                       -            (36)
-----------------------------------------------------------------------------------
Net cash (used in) provided by  financing activities          (1,605)        (1,887)
-----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            (239)         6,322
Cash and cash equivalents at beginning of period              13,031         18,303
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $12,792        $24,625
-----------------------------------------------------------------------------------
Supplemental disclosures of cash flow information: Cash
 payments during the period for:
  Interest                                                      $551           $612
  Taxes                                                            -             40
-----------------------------------------------------------------------------------

         See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10KSB filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet presented herein has been derived from the audited financial statements included on the Company's 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

         In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments which are normal and recurring in nature and necessary for a fair presentation of the financial condition as of March 31, 2004 and results of operations for the three month periods ended March 31, 2004 and March 31, 2003, but are not necessarily indicative of the results which may be expected for the entire year.

(2)  Principles of Consolidation

         The accompanying unaudited condensed consolidated financial statements include the accounts of North Bancshares, Inc. (the "Company"), its wholly-owned subsidiary, North Federal Savings Bank (the "Bank"), and the Bank's subsidiary North Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                           For the three months ended March 31,

(In thousands, except share data)                        2004           2003
-----------------------------------------------------------------------------
Numerator:
Net Income                                                $75            $66
Denominator:
Basic earnings per share-weighted average
       shares outstanding                           1,142,845      1,138,681
Effect of dilutive stock options outstanding (1)        5,524          9,475
Effect of dilutive stock awards outstanding               161            198
Diluted earnings per share-adjusted weighted
       average shares outstanding                   1,148,230      1,148,354
Basic earnings per share                                  .07            .06
Diluted earnings per share                                .07            .06
============================================================================

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

(5) Stock Repurchase Program

     On April 18, 2002, the Company announced a stock repurchase program that amounts to 50,000 shares or approximately 4.4% of the outstanding shares. The Company has halted the program due to the pending transaction with Diamond Bancorp, Inc. referred to above in Note 1. At March 31, 2004, 31,767 shares had been repurchased under this program at an average cost of $12.65 per share.

(6) Dividend Declaration

     On January 20, 2004, the Company announced that the Board of Directors declared a quarterly dividend of $.08 per share, which was paid on February 14, 2004 to stockholders of record on February 1, 2004. On April 15, 2004, the Company announced that the Board of Directors declared a quarterly dividend of $.08 per share, to be paid on May 14, 2004 to stockholders of record on April 30, 2004.

(7) Pension Plan

     Pension Disclosure:


    Description                                       Three months ended
                                                          March 31,
                                                          ---------
                                                       2004        2003
                                                       ----        ----
    Service cost component                          $ 27,574    $ 23,365
    Interest cost component                         $ 66,952    $ 58,443
    Expected return on plan assets for period       $(94,500)   $(85,149)
    Recognized net actuarial (gain)/loss            $ 10,297           0
    Amortization of transition (asset)/obligation          0    $   (537)
    Amortization of prior service cost              $   (264)   $   (264)
    Net periodic benefit cost                       $ 10,058    $ (4,141)

          Contributions that were paid, or that are expected to be paid for the current year are not significantly different than what was disclosed in the 2003 Annual Report to Stockholders. Contributions for the year 2004, thus far, amount to $124,561 and for the year 2003 amounted to $158,814



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     On April 8, 2004, the Company announced that they have signed a definitive agreement with Diamond Bancorp, Inc., a wholly owned subsidiary of Northbrook Investments, LLP, to purchase all the outstanding shares of common stock of North Bancshares, Inc., which are not currently owned by Northbrook Investments LLC for $22.75 per diluted share in cash. The total transaction value amounts to approximately $26.4 million with a price to tangible book value as of December 31, 2003, of approximately 193% and a premium over core deposits of approximately 17.2%. The transaction is subject to regulatory approvals and approval by a majority of the holders of North Bancshares's common stock. The transaction is anticipated to close in the fourth quarter of 2004.

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

     The OTS requires the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2004, the Bank's liquidity ratio was 14.6% compared with 16.4% at December 31, 2003. The decrease in liquidity was primarily due to a decrease in federal funds sold.

     Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets and a risk-based capital standard expressed as a percentage of risk-adjusted assets. At March 31, 2004, the Bank exceeded all of its regulatory capital requirements. At such date, the Bank's core capital, tier 1 capital and risk-based capital of $13.1 million, $13.1 million and $13.5 million, respectively, exceeded the applicable minimum requirements by $7.7 million or 5.8%, $7.7 million or 5.8%, and $6.5 million or 7.3%, respectively.

     Certificates of deposit scheduled to mature in one year or less at March 31, 2004, totaled approximately $11.3 million. Management believes, based on its ability to adjust rates on those accounts to market levels, that a significant portion of such deposits will remain with the Company. The Company will continue to focus on shifting its liability mix from higher cost certificates of deposit to lower cost transaction accounts that do not earn interest and produce fee income. The Company will continue to use retail and brokered certificates of deposit as alternate funding sources.

Commitments and Contingencies

     At March 31, 2004, the Bank had $4.1 million in loan applications pending approval and closing and unused lines of credit totaling $15.5 million. The Bank leases a branch office in Wilmette, Illinois. Monthly rent and maintenance and tax payments amount to $2,941 per month.

     The following tables disclose contractual obligations and commercial commitments of the Company as of March 31, 2004:


                                         Total       Less Than 1   1 - 3 Years    4 - 5 Years   Over 5
                                                        Year                                     Years
                                         --------------------------------------------------------------
FHLB advances                           $25,000            -         9,000          3,000       13,000
-------------------------------------------------------------------------------------------------------
Total contractual cash obligations      $25,000            -         9,000          3,000       13,000
=======================================================================================================


                                        Total Amounts  Less than 1  1 - 3 Years  4 - 5 Years    Over 5
                                          Committed       Year                                   Years
                                        ---------------------------------------------------------------
Lines of credit                         $15,512           248           910        14,354           0
Commitments to make loans                 1,498         1,498
Other commercial commitments              2,583         2,583             0             0           0
------------------------------------------------------------------------------------------------------
Total commitments                       $19,593        $4,329          $910       $14,354          $0
======================================================================================================

Changes In Financial Condition

     Total assets decreased slightly to $133.3 million at March 31, 2004 from $133.7 million at December 31, 2003. Investment securities available for sale decreased by $1.6 million to $17.0 million which was partially offset by a $1.3 million increase in net loans receivable.

     Net loans receivable increased by $1.3 million and amounted to $96.8 million at March 31, 2004 compared with $95.5 million at December 31, 2003. The $1.3 million increase was due primarily to a $1.4 million increase in outstanding equity lines of credit. Equity line of credit loans, that adjust to the prime rate or prime rate plus a margin increased to $21.9 million at March 31, 2004 from $20.5 million at December 31, 2003. The Bank originated $11.2 million in loans during the three month period ended March 31, 2004 and recorded $8.3 million in repayments and $1.6 million in loan sales compared with $13.5 million in originations, $12.4 million in repayments and $509,000 in loan sales during the three month period ended March 31, 2003. At March 31, 2004, the Bank had $4.1 million in loan applications pending approval or closing and $15.5 million in unused lines of credit. The Company added $7,500 to the allowance for loan losses during the quarter ended March 31, 2004 compared with no addition to the allowance for the quarter ended March 31, 2003, due primarily to an increase in consumer and commercial loans in the portfolio. The total allowance for loan losses amounted to $354,000 or 0.36% of loans receivable at March 31, 2004 compared with $347,000 and 0.36% of loans receivable at December 31, 2003.

     Total deposits increased by $1.3 million and amounted to $92.2 million at March 31, 2004 compared with $90.9 million at December 31, 2003. The increase was due primarily to a $2.1 million increase in certificates of deposit. This increase was partially offset by a $1.3 million decrease in money market deposit accounts. The weighted average cost of deposits decreased to 2.25% at March 31, 2004 from 2.47% at March 31, 2003.

     Borrowed funds decreased by $2.5 million and amounted to $25.0 million at March 31, 2004 compared with $27.5 million at December 31, 2003. The decrease is attributable to repayment of a higher cost FHLB advance that matured during the three month period.

     Stockholders' equity was $13.6 million at March 31, 2004 compared with $13.5 million at December 31, 2003. The slight increase was primarily attributable to a $74,000 increase in accumulated other comprehensive income due primarily to a decrease in interest rates that occurred during the first quarter and the resulting positive effect on the available for sale securities portfolio. In addition, there was a $16,000 decrease in retained earnings due to net income of $75,000 that was offset by $91,000 in dividend payments. Book value per share increased to $11.84 at March 31, 2004 compared with $11.79 at December 31, 2003.

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

                                                               Three Months Ended March 31,

                                                             2004                             2003
                                               ------------------------------------------------------------------
                                                             Interest  Average               Interest   Average
                                                  Average    Earned\    Yield\    Average    Earned\    Yield\
                                                  Balance      Paid      Cost     Balance      Paid      Cost
                                               ------------------------------------------------------------------
                                                                     (Dollars in thousands)
                                                            -----------------------------------------------------


Interest-earnings assets:
  Loans receivable(1)                            $95,826    $1,396     5.83%   $84,165    $1,431    6.80%
  Securities available for sale                   21,903       254     4.64     29,966       348    4.65
  Federal funds sold and interest-earning
    deposits                                      12,121        27     0.89     19,639        56    1.14
--------------------------------------------------------------------------------------------------------
Total interest-earning assets                    129,850     1,677     5.16    133,770     1,835    5.49
Non-interest-earning assets                        4,651                         4,302
--------------------------------------------------------------------------------------------------------
Total Assets                                    $134,501                      $138,072
--------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  MMDA & NOW accounts                             25,662        50     0.78     27,357        81    1.18
  Passbook accounts                               13,077        16     0.49     12,437        33    1.06
  Certificate accounts                            47,455       413     3.48     45,607       473    4.15
  Borrowed funds                                  26,875       364     5.42     30,750       401    5.22
--------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               113,069       843     2.98    116,151       988    3.40
Non-interest bearing deposits                      5,642                         4,910
Other liabilities                                  2,250                         3,153
--------------------------------------------------------------------------------------------------------
Total liabilities                                120,961                       124,214
Stockholders' equity                              13,540                        13,858
--------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity      $134,501                      $138,072
--------------------------------------------------------------------------------------------------------
Net interest income/interest rate spread (2)                   834     2.18%                 847    2.09%
--------------------------------------------------------------------------------------------------------
Net earning assets/net interest margin (3)       $16,781               2.57%   $17,619              2.53%
---------------------------------------------------------------------------------------------------------
Percentage of interest-earning assets                       114.84%                       115.17%
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


Comparison Of Operating Results For The Three Months Ended March 31, 2004 And March 31, 2003

     General. Net income increased by $9,000 to $75,000 for the three months ended March 31, 2004 from $66,000 for the three months ended March 31, 2003. Both basic and diluted earnings per share increased to $.07 for the three months ended March 31, 2004 from $.06 for the three months ended March 31, 2003. The increase was primarily attributable to a $38,000 increase in non-interest income which was partially offset by a $13,000 decrease in net interest income before provision for loan losses.

     Interest Income. Interest income decreased by $158,000 to $1.7million for the three months ended March 31, 2004 from $1.8 million for the three months ended March 31, 2003. There was a decrease in the annualized yield on average interest-earning assets to 5.17% for the three months ended March 31, 2004 from 5.49% for the three months ended March 31, 2003. The decrease was primarily attributable to number of loans prepaid or refinanced at lower rates as a result of the current 40 year historic low rate interest rate environment.

     Interest Expense. Interest expense decreased $145,000 to $843,000 for the three months ended March 31, 2004 from $1.0 million for the three months ended March 31, 2003. The annualized average cost of interest-bearing liabilities decreased to 3.03% for the three months ended March 31, 2004 from 3.40% for the three months ended March 31, 2003. The decrease was due primarily to a decrease in the average cost of certificates of deposit to 3.48% for the three months ended March 31, 2004 from 4.15% for the three months ended March 31, 2003. There were also decreases in the cost of all other categories of interest-bearing liabilities, primarily attributable to the decline in interest rates.

     Provision For Loan Losses. The Company added $7,500 to its allowance for loan losses for the quarter ended March 31, 2004 compared with no provision for the quarter ended March 31, 2003. The increase in the provision was primarily attributable to an increase in total loans receivable and in the amount of consumer and commercial real estate loans in the portfolio, which by their nature generally experience higher rates of losses than single family loans. The allowance for loan losses was $354,000 at March 31, 2004 and $347,000 at December 31, 2003 and amounted to .36% of loans receivable for both periods. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward allowance levels and inflation.

     On a quarterly basis, management of the Bank meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses was at a level to absorb probable incurred losses on existing loans at March 31, 2004, there can be no assurance that such losses will not exceed estimated amounts.

     Non-Interest Income. Non-interest income increased by $38,000 to $161,000 for the three months ended March 31, 2004 compared with $123,000 for the three months ended March 31, 2003. The increase was primarily attributable to a $50,000 increase in other non-interest income due primarily to a recovery of an employee embezzlement.

     Non-Interest Expense. Non-interest expense increased by $9,000 to $879,000 for the three months ended March 31, 2004 compared with $868,000 for the three months ended March 31, 2003. The increase was primarily attributable a $55,000 increase in professional fees related to the hiring of an investment banking firm and attorneys to review the company's strategic alternatives. Other non-interest expense decreased by $56,000 which was primarily related to a charge for an employee embezzlement which was recorded during the first quarter of 2003.

     Income Tax Expense. Income tax expense increased by $2,000 to $34,000 for the three months ended March 31, 2004 from $36,000 for the three months ended March 31, 2003. The increase in expense was primarily related to an increase in pretax income.

Item 3. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: In the quarter ended March 31, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

     None

Item 3. Defaults Upon Senior Debt

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information

     None



Item 6. Exhibits and Reports

     (A) Exhibits
     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14a and 15d-14a.
     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14a and 15d-14a.

     32.1 Certifications of Chief Executive Officer and Chief financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B) 1. Form 8-K dated January 22, 2004, Registrant issued a press release dated January 22, 2004 regarding fourth quarter 2003 earnings, the declaration of a regular quarterly dividend and the date of the annual stockholders meeting.

         2. Form 8-K dated March 25, 2004, Registrant issued a press release dated March 25, 2004 regarding the hiring a Keefe, Bruyette and Woods, an investment banking firm to review strategic alternatives.

         3. Form DEFA14A dated April 8, 2004, Registrant issued a press release dated April 8, 2004 regarding the signing of a definitive agreement for the sale of all the common stock of the Company to Diamond Bancorp, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NORTH BANCSHARES, INC.
                                       (Registrant)



Date   May 5, 2004                     /S/ Joseph A. Graber
                                       ------------------------------
                                       Joseph A. Graber
                                       President and Chief Executive Officer




Date   May 5, 2004                     /S/ Martin W. Trofimuk
                                       ------------------------------
                                       Martin W. Trofimuk
                                       Vice President, Treasurer and
                                       Chief Financial Officer

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


Date:    May 5, 2004


                                     /S/ Joseph A. Graber
                                     --------------------------------
                                     Joseph A. Graber, President and
                                     Chief Executive Officer

Exhibit 31.2

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


Date:    May 5, 2004


                                   /S/ Martin W. Trofimuk
                                   --------------------------------
                                   Martin W. Trofimuk, Vice President, Treasurer and Chief Financial Officer

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



Dated:   May 5, 2004                    /S/ Joseph A. Graber
                                        -----------------------------
                                        Joseph A. Graber
                                        President and Chief Executive Officer



Dated:   May 5, 2004                    /S/ Martin W. Trofimuk
                                        --------------------------------
                                        Martin W. Trofimuk
                                        Vice President, Treasurer and
                                        Chief Financial Officer