Form 10QSB
period 2004-06-30
NORTH BANCSHARES INC
filed 2004-08-11
CIK 912623

UNITED STATES
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004


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

                     Yes (X)                   No ( )


      As of July 31, 2004, there were 1,144,695 outstanding shares of the Registrant's Common Stock.

      Transitional Small Business Disclosure Format (Check one): Yes ( )  No (X)

                           NORTH BANCSHARES, INC.

                             Table of Contents




Part I - FINANCIAL INFORMATION (UNAUDITED)

         Item 1.  Condensed Consolidated Financial Statements               3
                  Notes to Condensed Consolidated Financial Statements      7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8

         Item 3.  Controls and Procedures                                  13

         Item 4.  New Accounting Pronouncements                            13


Part II - OTHER INFORMATION

         Item 1. Legal Proceedings                                         13

         Item 2. Changes in Securities                                     13

         Item 3. Defaults Upon Senior Securities                           13

         Item 4. Submission of Matters to a Vote of Security Holders       13

         Item 5. Other Information                                         13

         Item 6. Exhibits and Reports                                      14


FORM 10-QSB SIGNATURE PAGE                                                 15

CERTIFICATIONS                                                             16

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                   NORTH BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                       (UNAUDITED)

ASSETS                                                    JUNE 30, 2004  DECEMBER 31, 2003

Cash and due from banks                                          $2,442             $2,003
Interest-bearing deposits                                         3,230              2,767
Federal funds sold                                               16,599              8,166
Investment in dollar denominated mutual funds                        63                 95
------------------------------------------------------------------------------------------
TOTAL CASH AND CASH EQUIVALENTS                                  22,334             13,031
Securities available for sale                                    11,461             18,612
Stock in Federal Home Loan Bank (FHLB) of Chicago                 4,252              4,252
Loans receivable, net of allowance for loan losses
 of $355 at June 30, 2004 and $347 at December 31, 2003          93,153             95,471
Accrued interest receivable                                         529                558
Premises and equipment, net                                         827                849
Other assets                                                      1,113                973
------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    133,669            133,746
------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------
Deposits
   Interest-bearing                                              86,839             85,392
   Non-interest-bearing                                           5,852              5,560
Borrowed funds                                                   25,100             27,500
Advance payments by borrowers for taxes and insurance               653                657
Accrued interest payable and other liabilities                    2,024              1,143
------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                               120,468            120,252
------------------------------------------------------------------------------------------

Preferred stock, $.01 par value. Authorized 500,000
 shares; none outstanding                                             -                  -
Common stock, $.01 par value. Authorized 3,500,000
 shares; issued 1,914,075; outstanding 1,144,695 at
 June 30, 2004 and December 31, 2003                                 19                 19
Additional paid in capital                                       13,179             13,179
Retained earnings, substantially restricted                      11,841             12,075
Treasury stock, at cost (769,380 shares at  June 30,
 2004 and December 31, 2003)                                    (11,625)           (11,625)
Accumulated other comprehensive loss                               (181)              (115)
Unearned stock awards                                               (32)               (39)
------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       13,201             13,494
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $133,669           $133,746
------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.

                                           NORTH BANCSHARES, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                                (UNAUDITED)

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JUNE 30,               JUNE 30,
                                                             2004          2003       2004        2003

INTEREST INCOME:
Loans receivable                                            $1,407        $1,306       2,803         2,737
Interest-bearing deposits and federal funds sold                36            61          63           117
Securities available for sale                                  137           271         322           569
Dividend on FHLB stock and other interest income                64            64         133           114
----------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                        1,644         1,702       3,321         3,537
----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposit accounts                                               474           528         953         1,115
Borrowed funds                                                 344           384         708           785
----------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                         818           912       1,661         1,900
----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES           826           790       1,660         1,637
PROVISION FOR LOAN LOSSES                                        -             -           7             -
----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            826           790       1,653         1,637
----------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Gains (losses) on sale of securities available for sale        (64)           37         (64)           64
Gain on sale of mortgage loans held for sale                     -            52          22            59
Other non-interest income                                       84            98         223           187
----------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                       20           187         181           310
----------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Compensation and benefits                                      460           469         878           882
Occupancy expense                                              122           119         249           242
Professional fees                                              149            46         244            86
Data processing                                                 67            74         138           146
Advertising and promotion                                       23            34          56            63
Other non-interest expense                                     162           131         297           322
----------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                     983           873       1,862         1,741
----------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                            (137)           104        (28)           206
INCOME TAX EXPENSE (BENEFIT)                                  (11)            34          23            70
----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                           $(126)           $70        (51)           136
----------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE:
Basic                                                       $(.11)          $.06       (.04)           .12
Diluted                                                     $(.11)          $.06       (.04)           .12
----------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                    1,143,112     1,140,427   1,143,112     1,139,683
Diluted                                                  1,158,157     1,151,936   1,154,387     1,150,234
----------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                           $(276)         $(61)       (117)          (53)
----------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.

                                                         NORTH BANCSHARES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
                                                SIX  MONTHS ENDED JUNE 30, 2003 AND 2004
                                                               (UNAUDITED)
                                                                                    Accumulated
                                                                                    other comp-
                                                    Additional                      rehensive   Unearned
                                           Common   paid in    Retained   Treasury  Income      stock
                                           Stock    capital    earnings   stock     (loss)      awards   Total

Balance at December 31, 2002                $19     13,284     12,140     (11,745)   259         52       13,905
 Net income                                   -          -        136           -      -          -          136
 Change in accumulated other
   comprehensive income (loss)                -          -          -           -   (189)         -         (189)
----------------------------------------------------------------------------------------------------------------
Total comprehensive loss                      -          -          -           -      -          -          (53)
Stock awards earned                           -          -          -           -      -          6            6
Purchase of treasury stock, 2,560 shares      -          -          -         (36)     -          -          (36)
Cash dividend ($.22 per share)                -          -       (251)          -      -          -         (251)
Options exercised and reissuance of
  treasury stock, 7,458 shares                -        (60)         -         113      -          -           53
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                     19     13,224     12,025     (11,668)    70        (46)      13,624
----------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                 19     13,179     12,075     (11,625)  (115)       (39)      13,494
 Net loss                                     -          -        (51)          -      -          -          (51)
 Change in accumulated other
  comprehensive loss                          -          -          -           -    (66)         -          (66)
-----------------------------------------------------------------------------------------------------------------
Total comprehensive loss                      -          -          -           -      -          -         (117)
Stock awards earned                           -          -          -           -      -          7            7
Cash dividend ($.16 per share)                -          -       (183)          -      -          -         (183)
-----------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004                    $19     13,179     11,841     (11,625)  (181)       (32)      13,201
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.

                                    NORTH BANCSHARES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       (IN THOUSANDS)
                               FOR THE SIX MONTHS ENDED JUNE 30,


                                                                      2004           2003
Cash flows from operating activities:
  Net Income (loss)                                                  $ (51)         $ 136
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization                                      74             54
     Provision for loan losses                                           7              -
     Deferred loan fees, net of amortization                            (6)          (116)
     Amortization of premiums and discounts, net                        16             56
     stock awards expense                                                7              6
     FHLB stock dividend                                              (133)          (114)
     Gain on sale of loans held for sale                               (22)           (59)
     Loss (Gain) on sale of securities available for sale               64            (64)
     Net changes in loans held for sale                                 22             59
     Net change in accrued interest receivable                          29            100
     Other assets, net                                                (140)           (33)
     Other liabilities, net                                            915            422
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                              782            447
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Maturities, repayments and calls of securities
   available for sale                                                2,937          8,353
  Purchase of securities available for sale                            (26)       (10,527)
  Proceeds from sales of securities available for sale               4,060          5,500
  Loan originations and repayments, net                              2,317          5,015
  Redemption of FHLB stock                                             133              -
  Purchase of premises and equipment                                   (52)           (98)
-----------------------------------------------------------------------------------------
Net cash provided by investing activities                            9,369          8,243
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in deposit accounts                                     1,739         (1,536)
  Repayments of borrowed funds                                      (2,400)        (3,500)
  Net change in advance payments by borrowers for taxes
    and insurance                                                       (4)          (127)
  Payment of common stock dividends                                   (183)          (251)
  Proceeds from stock options exercised                                  -             53
  Purchase of treasury stock                                             -            (36)
-----------------------------------------------------------------------------------------
Net cash used in financing activities                                 (848)        (5,397)
-----------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                            9,303          3,293
Cash and cash equivalents at beginning of period                    13,031         18,303
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $22,334        $21,596
-----------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash payments during the period for:
  Interest                                                          $1,082         $1,365
  Taxes                                                                  -            140
-----------------------------------------------------------------------------------------

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

         In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments which are normal and recurring in nature and necessary for a fair presentation of the financial condition as of June 30, 2004 and results of operations for the three and six month periods ended June 30, 2004 and June 30, 2003, but are not necessarily indicative of the results which may be expected for the entire year.

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

                                                      For the three months          For the six months
                                                          ended June 30,               ended June 30,

(In thousands, except share data)                      2004           2003          2004           2003
----------------------------------------------------------------------------------------------------------
Numerator:
Net Income (loss)                                      $(126)            70             (51)           136
Denominator:
Basic earnings per share-weighted average
  shares outstanding                               1,143,112      1,140,427       1,143,112      1,139,683
Effect of dilutive stock options outstanding (1)      14,511         11,345          10,893         10,414
Effect of dilutive stock awards outstanding (1)          534            164             382            137
Diluted earnings per share-adjusted weighted
  average shares outstanding                       1,158,157      1,151,936       1,154,387      1,150,234
Basic earnings (loss) per share                         (.11)           .06            (.04)           .12
Diluted earnings (loss) per share                       (.11)           .06            (.04)           .12
==========================================================================================================

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

(5) Stock Repurchase Program

     On April 18, 2002, the Company announced a stock repurchase program that amounts to 50,000 shares or approximately 4.4% of the outstanding shares. The Company has halted the program due to the signing of a definitive agreement for the sale of the Company on April 8, 2004. At June 30, 2004, 31,767 shares had been repurchased under this program at an average cost of $12.65 per share.

(6) Dividend Declaration

     On April 15, 2004, the Company announced that the Board of Directors declared a quarterly dividend of $.08 per share, which was paid on May 14, 2004 to stockholders of record on April 30, 2004. On July 16, 2004, the Company announced that the Board of Directors declared a quarterly dividend of $.08 per share, to be paid on August 16, 2004 to stockholders of record on August 2, 2004.

(7) Pension Plan

    Pension Disclosure:

Description                                        Three months ended            Six months ended
-----------                                             June 30,                     June 30,
                                                        --------                     --------
                                                   2004           2003           2004          2003
                                                   ----           ----           ----          ----
Service cost component                            $27,574         $23,365      $55,148       $46,730
Interest cost component                           $66,952         $58,443     $133,903      $116,886
Expected return on plan assets for period        $(94,500)       $(85,149)   $(189,000)    $(170,298)
Recognized net actuarial (gain)/loss              $10,297               0      $20,593             0
Amortization of transition (asset)/obligation           0           $(537)           0        (1,074)
Amortization of prior service cost                  $(264)          $(264)       $(528)        $(528)
Net periodic benefit cost                         $10,059         $(4,142)     $20,116        $8,284

     Contributions that were paid, or that are expected to be paid for the current year are not significantly different that what was disclosed in the 2003 Annual Report to Stockholders. Contributions for the year 2004, thus far, amount to $124,561 and for the year 2003 amounted to $158,814.



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

     On April 8, 2004, the Company announced that they have signed a definitive agreement with Diamond Bancorp, Inc., a wholly owned subsidiary of Northbrook Investments, LLP, to purchase all the outstanding shares of common stock of North Bancshares, Inc., which are not currently owned by Northbrook Investments LLC for $22.75 per diluted share in cash. The total transaction value amounts to approximately $26.4 million with a price to tangible book value as of December 31, 2003, of approximately 193% and a premium over core deposits of approximately 17.2%. The transaction is subject to regulatory approvals and approval by a majority of the holders of North Bancshares's common stock. The date for the Special Meeting of the Stockholders has been set at August 6, 2004 for stockholders of record on June 23, 2004. The transaction is anticipated to close in the third quarter or early in the fourth quarter of 2004.

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

     The OTS requires the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At June 30, 2004, the Bank's liquidity ratio was 19.1% compared with 16.4% at December 31, 2003. The increase in liquidity was primarily due to an increase in cash and cash equivalents.

     Current regulatory standards impose the following capital requirements on the Bank and other thrifts: a tangible capital ratio expressed as a percentage of total adjusted assets, a leverage ratio of core capital to total adjusted assets and a risk-based capital standard expressed as a percentage of risk-adjusted assets. At June 30, 2004, the Bank exceeded all of its regulatory capital requirements. At such date, the Bank's core capital, tier 1 capital and risk-based capital of $13.0 million, $13.0 million and $13.4 million, respectively, exceeded the applicable minimum requirements by $7.6 million or 5.7%, $7.6 million or 5.7%, and $6.5 million or 7.1%, respectively.

     Certificates of deposit scheduled to mature in one year or less at June 30, 2004, totaled approximately $23.5 million. Management believes, based on its ability to adjust rates on those accounts to market levels, that a significant portion of such deposits will remain with the Company. The Company will continue to focus on shifting its liability mix from higher cost certificates of deposit to lower cost transaction accounts that do not earn interest and produce fee income. The Company will continue to use retail and brokered certificates of deposit as alternate funding sources.

Commitments and Contingencies

     At June 30, 2004, the Bank had $4.2 million in loan applications pending approval and closing and unused lines of credit totaling $15.4 million. The Bank leases a branch office in Wilmette, Illinois. Monthly rent and maintenance and tax payments amount to $2,941 per month.

     The following tables disclose contractual obligations and commercial commitments of the Company as of June 30, 2004:


                                           Total     Less Than 1   1 - 3 Years    4 - 5 Years   Over 5
                                                        Year                                     Years
                                    ------------------------------------------------------------------
FHLB advances                            $25,000       7,000        2,000           3,000       13,000
------------------------------------------------------------------------------------------------------
Total contractual cash obligations       $25,000       7,000        2,000           3,000       13,000
======================================================================================================


                                     Total Amounts   Less than 1   1 - 3 Years    4 - 5 Years   Over 5
                                       Committed        Year                                     Years
                                   -------------------------------------------------------------------
Lines of credit                          $15,433         278        5,237          10,474            0
Commitments to make loans                  1,193       1,193            0               0            0
Other commercial commitments               3,038       3,038            0               0            0
------------------------------------------------------------------------------------------------------
Total commitments                        $19,664       4,509        5,237          10,474            0
======================================================================================================

Changes In Financial Condition

     Total assets remained steady at $133.7 million at both June 30, 2004 and at December 31, 2003. Cash and cash equivalents increased by $9.3 million but were offset by a $7.2 million decrease in investment securities available for sale and a $2.3 million decrease in net loans receivable.

     Net loans receivable decreased by $2.3 million and amounted to $93.2 million at June 30, 2004 compared with $95.5 million at December 31, 2003. The $2.3 million decrease was due primarily to a decrease in commercial loan participations. Equity line of credit loans, that adjust to the prime rate or prime rate plus a margin increased to $21.7 million at June 30, 2004 from $20.5 million at December 31, 2003. The Bank originated $20.8 million in loans during the six month period ended June 30, 2004 and recorded $22.9 million in repayments and $1.6 million in loan sales compared with $25.8 million in originations, $29.4 million in repayments and $1.5 million in loan sales during the six month period ended June 30, 2003. At June 30, 2004, the Bank had $4.2 million in loan applications pending approval or closing and $15.4 million in unused lines of credit. The Company did not add to the allowance for loan losses during the quarter ended June 30, 2004 and 2003, respectively. The total allowance for loan losses amounted to $354,000 or 0.38% of loans receivable at June 30, 2004 compared with $347,000 and 0.36% of loans receivable at December 31, 2003.

     Total deposits increased by $1.8 million and amounted to $92.7 million at June 30, 2004 compared with $90.9 million at December 31, 2003. The increase was due primarily to a $2.5 million increase in money market deposit accounts. This increase was partially offset by a $700,000 decrease in certificates of deposits. The weighted average cost of deposits decreased to 2.20% at June 30, 2004 from 2.47% at June 30, 2003.

     Borrowed funds decreased by $2.4 million and amounted to $25.1 million at June 30, 2004 compared with $27.5 million at December 31, 2003. The decrease is attributable to repayment of a higher cost FHLB advance that matured during the six month period.


     Stockholders' equity was $13.2 million at June 30, 2004 compared with $13.5 million at December 31, 2003. The decrease was primarily attributable to a $234,000 decrease in retained earnings as a result of a net loss of $51,000 and $183,000 in dividend payments. In addition, there was a $66,000 increase in accumulated other comprehensive loss due primarily to an increase in interest rates that occurred during the quarter and the resulting negative effect on the available for sale securities portfolio. Book value per share decreased to $11.53 at June 30, 2004 compared with $11.79 at December 31, 2003.

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

                                                   Three Months Ended June                 Six Months Ended June 30,
                                         2004                   2003                        2004                2003
                               -------------------------------------------------------------------------------------------------
                                        Interest Average         Interest Average         Interest Average        Interest Average
                                Average Earned\  Yield\  Average Earned\  Yield\  Average Earned\  Yield\ Average Earned\  Yield\
                                Balance  Paid    Cost    Balance  Paid    Cost    Balance  Paid    Cost   Balance  Paid    Cost
                               -------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
                                               -------------------------------------------------------------


Interest-earnings assets:
  Loans receivable(1)           $95,121  $1,407   5.92%  $81,214  $1,306  6.43%  $95,290  $2,803 5.88%  $83,003  $2,737    6.59%
  Securities available for sale  17,675     201   4.55    28,654     335  4.68    19,607     455 4.64    29,369     683    4.65
  Interest-earning deposits and
   federal funds sold            15,984      36   0.90    20,460      61  1.19    14,580      63 0.86    19,679     117     1.19
--------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets   128,780   1,644   5.11    30,328   1,702  5.21    29,477   3,321 5.13   132,051   3,537     5.36
Non-interest-earning assets       4,757                    4,723                   4,641                  4,527
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                   $133,537                 $135,051                $134,118               $136,578
--------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  MMDA & NOW accounts            27,504     52    0.76    27,420      69  1.01    27,090     102  0.75   27,370     149     1.09
  Passbook accounts              12,749     17    0.53    12,605      20  0.63    12,812      33  0.52   12,539      53     0.85
  Certificate accounts           46,518    405    3.48    43,999     439  3.99    46,536     818  3.52   44,768     913     4.08
  Borrowed funds                 25,150    344    5.47    28,500     384  5.39    26,114     708  5.42   29,571     785     5.31
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                    111,921    818    2.92    112,524    912  3.24    12,552   1,661  2.95  114,248   1,900     3.33
Non-interest bearing deposits     5,882                     5,655                  5,810                  5,352
Other liabilities                 2,405                     3,140                  2,339                  3,185
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities               120,208                   121,319                120,701                122,785
Stockholders' equity             13,329                    13,732                 13,417                 13,793
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity          $133,537                  $135,051               $134,118               $136,578
---------------------------------------------------------------------------------------------------------------------------------
Net interest income/interest
 rate spread (2)                           826    2.19%              790  1.98%            1,660  2.18%           1,637    2.03%
--------------------------------------------------------------------------------------------------------------------------------
Net earning assets/net interest
  margin (3)                    $16,859           2.57%   $17,804         2.42%  $16,925          2.65% $17,803            2.48%
--------------------------------------------------------------------------------------------------------------------------------
Percentage of interest-earning
 assets to interest-bearing
 liabilities                              115.06%                 115.82%                 115.04%               115.58%
--------------------------------------------------------------------------------------------------------------------------------

1. Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.
2. Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
3. Net interest margin represents net interest income divided by average interest-earning assets.


Comparison Of Operating Results For The Three Months Ended June 30, 2004 And June 30, 2003

     General. Net income decreased by $196,000 and amounted to a loss of $126,000 for the three months ended June 30, 2004 from a profit of $70,000 for the three months ended June 30, 2003. Basic and diluted loss per share decreased to $.11 for the three months ended June 30, 2004 from a profit of $.06 per share for the three months ended June 30, 2003. The decrease in net income and earnings per share was primarily related to a $134,000 increase in non tax deductible professional fees and other non-interest expense incurred as a result of the definitive agreement for the sale of all the common stock of the Company. In addition, there was a $64,000 loss on the sale of securities available for sale recorded during the three months ended June 30, 2004 compared with a gain of $37,000 recorded during the three months ended June 30, 2003.

     Interest Income. Interest income decreased by $58,000 and amounted to $1.6 million for the three months ended June 30, 2004 from $1.7 million for the three months ended June 30, 2003. There was a decrease in the annualized yield on average interest-earning assets to 5.11% for the three months ended June 30, 2004 from 5.22% for the three months ended June 30, 2003. The decrease was primarily attributable to the decline in interest rates that has resulted in the repricing of interest earning assets at rates which are near 50 year lows. The decrease was partially offset by a $13.9 million increase in average loans receivable from $81.2 million for the three months ended June 30, 2003 to $95.1 million for the three months ended June 30, 2004.

     Interest Expense. Interest expense decreased $94,000 and amounted to $818,000 for the three months ended June 30, 2004 from $912,000 for the three months ended June 30, 2003. The annualized average cost of interest- bearing liabilities decreased to 2.92% for the three months ended June 30, 2004 from 3.24% for the three months ended June 30, 2003. The decrease was due primarily to a decrease in the average cost of certificates of deposit from 3.99% for the three months ended June 30, 2003 to 3.48% for the three months ended June 30, 2004. There were also decreases in the average cost of all other categories of interest-bearing deposits, primarily attributable to the decline in interest rates.

     Provision For Loan Losses. The Company did not add to its allowance for loan losses for the quarter ended June 30, 2004 or June 30, 2003. The lack of a provision was primarily attributable to a decrease in total loans receivable during the quarter and in the amount of commercial real estate loans in the portfolio, which by their nature generally experience higher rates of losses than single family loans. The allowance for loan losses was $355,000 at June 30, 2004 and $348,000 at December 31, 2003 and amounted to .38% of loans receivable and .36% of loans receivable, respectively. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward allowance levels and inflation.

     On a quarterly basis, management of the Bank meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the bank to provide additions to the allowance based upon judgements which differ from those of management. Although management believes the allowance for loan losses was at a level to absorb probable incurred losses on existing loans at June 30, 2004, there can be no assurance that such losses will not exceed estimated amounts.

     Non-Interest Income. Non-interest income decreased by $167,000 and amounted to $20,000 for the three months ended June 30, 2004 compared with $187,000 for the three months ended June 30, 2003. The decrease was primarily attributable to a $101,000 decrease in gain on sale of securities available for sale due primarily to a $64,000 loss on the sale of investment securities available for sale recorded during the three months ended June 30, 2004. In addition, there was a $52,000 decrease in gains on the sale of mortgage loans held for sale due primarily to a decline in loan volume.

     Non-Interest Expense. Non-interest expense increased by $110,000 to $983,000 for the quarter ended June 30, 2004 compared with $873,000 for the quarter ended June 30, 2003. The increase was primarily attributable to increases in professional fees and other non-interest expense related to costs associated with the signing of a definitive agreement for the sale of all the common stock of the Company.

     Income Tax Expense. Income tax expense decreased by $45,000 and amounted to a benefit of $11,000 for the three months ended June 30, 2004 from an expense of $34,000 for the three months ended June 30, 2003. The decrease in expense was primarily related to a decrease in pretax income. Because certain expenses related to the merger and acquisition agreement were not tax deductible, the Company was not able to recognize an additional tax benefit of approximately $40,000 during the period.

Comparison Of Operating Results For The Six Months Ended June 30, 2004 And June 30, 2003

     General. Net income decreased by $187,000 and amounted to a loss of $51,000 for the six months ended June 30, 2004 compared with a profit of $136,000 for the six months ended June 30, 2003. Basic and diluted earnings per share decreased by $.16 and amounted to a loss of $.04 for the six months ended June 30, 2004 compared with a profit of $.12 per share for the six months ended June 30, 2003. The decrease was primarily attributable to a $158,000 increase in non-tax deductible professional fees related to a definitive agreement for the sale of all the common stock of the Company dated April 8, 2004 and a $129,000 decrease in other non-interest income.

     Interest Income. Interest income decreased by $216,000 and amounted to $3.3 million for the six months ended June 30, 2004 compared with $3.5 million for the six months ended June 30, 2003. The decrease was primarily attributable to a decrease in the annualized yield on average interest-earning assets to 5.13% for the six months ended June 30, 2004 from 5.36% for the six months ended June 30, 2003. The decrease in the annualized yield was primarily attributable to a decline in market rates that has resulted in the repricing of interest earning assets at rates which are near 50 year lows. In addition, there was a $2.6 million decrease in average interest -earning assets from $132.1million for the six months ended June 30, 2003 to $129.5 million for the six months ended June 30, 2004.

     Interest Expense. Interest expense decreased $239,000 and amounted to $1.7 million for the six months ended June 30, 2004 compared with $1.9 million for the six months ended June 30, 2003. The decrease was primarily attributable to a decrease in the average cost of interest-bearing liabilities to 2.95% for the six months ended June 30, 2004 from 3.33% for the six months ended June 30, 2003 due primarily to a decrease in the average cost of certificates of deposit. There was also a $1.7 million decrease in average interest-bearing liabilities primarily due to a reduction in borrowed funds.

     Provision For Loan Losses. The Company added $7,000 to its allowance for loan losses for the six months ended June 30, 2004 compared with no provision for the six months ended June 30, 2003. The increase in the provision was primarily attributable to an increase in total loans receivable and in the amount of commercial real estate loans in the portfolio, which by their nature generally experience higher rates of losses than single family loans. The allowance for loan losses was $354,000 at June 30, 2004 and $347,000 at December 31, 2003 and amounted to .38% of loans receivable and .36% of loans receivable, respectively. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon various factors such as the performance and composition of the Company's loan portfolio, the economy, changes in real estate values, interest rates and the view of the regulatory authorities toward allowance levels and inflation.

     On a quarterly basis, management of the Bank meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the bank to provide additions to the allowance based upon judgements which differ from those of management. Although management believes the allowance for loan losses was at a level to absorb probable incurred losses on existing loans at June 30, 2004, there can be no assurance that such losses will not exceed estimated amounts.

     Non-Interest Income. Non-interest income decreased $129,000 and amounted to $181,000 for the six months ended June 30, 2004 compared with $310,000 for the six months ended June 30, 2003. The decrease was primarily attributable to a $128,000 decrease in gain on the sale of investment securities available for sale and a $37,000 decrease in gains on the sale of mortgage loans held for sale. These decreases were partially offset by a $62,000 recovery from an embezzlement recorded during the first quarter of 2004.

     Non-Interest Expense. Non-interest expense increased $131,000 and amounted to $1.9 million for the six months ended June 30, 2004 compared with $1.7 million for the six months ended June 30, 2003. The increase was primarily attributable to a $158,000 increase in professional fees.

     Income Tax Expense. Income tax expense decreased $47,000 and amounted to $23,000 for the six months ended June 30, 2004 compared with $70,000 for the six months ended June 30, 2003. The decrease was primarily attributable to a decrease in pre-tax income. Because certain expenses related to the merger and acquisition agreement were not tax deductible, the Company was not able to recognize an additional tax benefit of approximately $40,000 during the period.

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

     (b) Changes in Internal Controls: In the quarter ended June 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 4. New Accounting Pronouncements

     Adoption of New Accounting Standards: During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employer's Disclosures about Pensions and Other Post retirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition

PART II - OTHER INFORMATION

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

     None

Item 3. Defaults Upon Senior Debt

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     On April 23, 2004, the annual meeting of stockholders was held. At the meeting, Mary Ann Hass and Joseph A. Graber were elected to serve as directors with terms expiring in 2007. Continuing on as directors were Gregory W. Rose and Mark W. Ferstel whose terms will expire in 2006 and Frank J. Donati whose term will expire in 2005. In addition, the stockholders ratified the appointment of Crowe, Chizek and Company LLC as the Company's independent auditors for the fiscal year ending December 31, 2004 and defeated a stockholder proposal regarding management employment contracts.

     The voting on each item presented at the annual meeting was as follows:


Election of Directors                          For          Withheld
                                               ---          --------
Mary Ann Hass                                  944,161      132,729
Joseph A. Graber                               949,748      127,142

Ratification of the appointment of Crowe       For          Against      Abstain   Broker Non-Votes
Chizek and Company LLC as the Company's        ---          -------      -------   ----------------
auditors for the fiscal year
ending December 31, 2004                       1,065,915     10,900          75          None

                                               For          Against      Abstain   Broker Non-Votes
                                               ---          -------      -------   ----------------
The stockholder proposal regarding
management employment contracts                212,777      454,393      72,130        337,590



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

          2. Form 8-K dated April 15, 2004, Registrant issued a press release dated April 15, 2004 regarding first quarter 2004 earnings and the declaration of a regular quarterly dividend.

          3. Form PREM14A dated June 10, 2004, Registrant filed a preliminary proxy regarding the agreement and plan of merger dated April 8, 2004 with Diamond Bancorp, Inc.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NORTH BANCSHARES, INC.
                                          (Registrant)



Date   August 9, 2004                     /S/ Joseph A. Graber
    ------------------                    ---------------------
                                          Joseph A. Graber
                                          President and Chief Executive Officer




Date   August 9, 2004                     /S/ Martin W. Trofimuk
    ------------------                    -----------------------
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



Date:    August 9, 2004


                                 /S/ Joseph A. Graber
                                 ---------------------
                                 Joseph A. Graber, President
                                 and Chief Executive Officer

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


Date:    August 9, 2004


                                  /S/ Martin W. Trofimuk
                                  -----------------------
                                  Martin W. Trofimuk, Vice President, Treasurer and Chief Financial Officer

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



Dated:   August 9, 2004                   /S/ Joseph A. Graber
      ---------------------               --------------------
                                          Joseph A. Graber
                                          President and Chief Executive Officer



Dated:   August 9, 2004                   /S/ Martin W. Trofimuk
      ---------------------               ----------------------
                                          Martin W. Trofimuk
                                          Vice President, Treasurer and
                                          Chief Financial Officer